Form 10-Q
period 1996-03-31
BIOSONICS INC
filed 1996-05-14
CIK 352715

- - --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

                        --------------------------------

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to        .
                               ------    -------

                         Commission File Number: 0-11586

                         -------------------------------
                                 BIOSONICS, INC.
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                     23-2161932
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                               260 New York Drive
                       Fort Washington, Pennsylvania 19034
                    (Address of principal executive offices)

                                 (215) 646-7100
               (Registrant's telephone number including area code)

           -----------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                        ---     ---

As of May 13, 1996, there were outstanding 243,333,936 shares of the

Registrant's Common Stock, $.0001 par value.

- - --------------------------------------------------------------------------------
                                                              Page 1 of 13 pages
                                                     Exhibit Index is on Page 12

                                 BIOSONICS, INC.

                                      INDEX

                                                                           Page
                                                                         Number
                                                                         ------
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Balance Sheets:
                  March 31, 1996 and December 31, 1995                     2

                  Statements of Loss:
                  Three Months Ended March 31, 1996 and 1995               3

                  Statements of Deficit Accumulated:
                  Three Months Ended March 31, 1996 and 1995               4

                  Statements of Cash Flows:
                  Three Months Ended March 31, 1996 and 1995               5

                  Statements of Shareholders' Equity - Paid-In-Capital:
                  November 30, 1980 (inception) to March 31, 1996          7

                  Note to Financial Statements                            10

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     11

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                       11

Item 6.           Exhibits and Reports on Form 8-K                        11

Signatures

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

- - ------------------------------------------------------------------------------------------------------------
                                            ASSETS
                                                                                 Unaudited
                                                                                  MARCH 31      DECEMBER 31,
                                                                                    1996            1995
                                                                                ------------    ------------
Current assets
   Cash (including interest bearing deposits
      of $10 in 1996 and 1995)                                                  $        260    $        260
   Accounts receivable (net of allowance for doubtful
      accounts of $6,000 in 1996 and 1995)                                            19,028          21,013
   Inventory                                                                          67,309          70,084
   Prepaid expenses and other current assets                                           8,855           8,851
                                                                                ------------    ------------

           Total current assets                                                       95,452         100,208

Equipment, furniture and leaseholds, net
   of accumulated depreciation                                                        23,676          25,011
Deposits                                                                               8,431           8,431
                                                                                ------------    ------------

                Total assets                                                    $    127,559    $    133,650
                                                                                ============    ============

                              LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
   Notes payable                                                                $    660,444    $    660,444
   Accounts payable and accrued expenses                                           1,787,379       1,691,647
   Bonds unissued                                                                    187,000         187,000
   Proceeds for common stock unissued                                                271,000         271,000
                                                                                ------------    ------------

                Total current liabilities                                          2,905,823       2,810,091
                                                                                ------------    ------------

Shareholders' deficit
   Preferred stock - Series A, authorized
      10,000,000 shares at $1 par value;
      issued and outstanding - 1,000 shares                                            1,000           1,000

   Preferred stock - Series B, authorized
      10,000 shares at $1 par value;
      issued and outstanding - 3,250 shares                                            3,250           3,250

   Preferred stock - Series D, authorized
      5,000 shares at $1 par value;
      issued and outstanding - 3,000 shares                                            3,000           3,000

   Common stock - authorized 250,000,000
      shares at .0001 par value; issued
      and outstanding 243,333,936 shares                                              24,333          24,333

   Capital in excess of par value                                                 10,345,207      10,345,207

   Deficit accumulated during development stage                                  (13,155,054)    (13,053,231)
                                                                                ------------    ------------
          Total shareholders' deficit                                             (2,778,264)     (2,676,441)
                                                                                ------------    ------------
                Total liabilities and shareholders' deficit                     $    127,559    $    133,650
                                                                                ============    ============

- - ------------------------------------------------------------------------------------------------------------

   The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                               STATEMENTS OF LOSS
                                   (UNAUDITED)

- - --------------------------------------------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED                          11/13/80 (INCEPTION)
                                                         MARCH 31                                   TO MARCH 31
                                                        ---------                                   -----------
                                                  1996                1995                 1996                   1995
                                               ---------           ---------           ------------           ------------
Development stage expenses
   Research and development costs              $       0           $   1,384           $  4,144,553           $  4,125,820
   Professional fees                              18,956              41,485              2,641,393              2,609,225
   Other development stage expenses               97,403             122,633              7,512,973              7,091,227
                                               ---------           ---------           ------------           ------------
     Total development stage expenses            116,359             165,502             14,298,919             13,826,272
   Less:  Revenues from cost recovery
            program                                  -                   -                  118,082                118,082
                                               ---------           ---------           ------------           ------------
     Net development stage expenses              116,359             165,502             14,180,837             13,708,190
                                               ---------           ---------           ------------           ------------

Sales                                             17,516              10,595                814,119                744,692
Cost of sales                                      3,055               6,977                517,832                479,774
                                               ---------           ---------           ------------           ------------

     Gross profit                                 14,461               3,618                296,287                264,918
                                               ---------           ---------           ------------           ------------

Other income
   Investment income                                 -                   -                  727,551                722,272
   Gain on sale of fixed assets                      -                   -                    7,620                  7,620
   Other income                                       75               5,181                 20,075                 25,181
                                               ---------           ---------           ------------           ------------

     Total other income                               75               5,181                755,246                755,073
                                               ---------           ---------           ------------           ------------

Net loss                                       $(101,823)          $(156,703)          $(13,129,304)          $(12,688,199)
                                               =========           =========           ============           ============

Loss per common share                          $   (.000)          $   (.001)          $      (.053)          $      (.052)
                                               =========           =========           ============           ============
- - --------------------------------------------------------------------------------------------------------------------------

        The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENTS OF DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
                                   (UNAUDITED)

- - -------------------------------------------------------------------------------------------------------------------

                                  THREE MONTHS ENDED                            11/13/80 (INCEPTION)
                                        MARCH 31,                                    TO MARCH 31,
                              --------------------------                    -----------------------------
                              1996                   1995                  1996                    1995
                           -----------           ------------           ------------           ------------
BEGINNING BALANCE          (13,053,231)          $(12,531,496)          $          -           $          -


      NET LOSS                (101,823)              (156,703)           (13,155,054)           (12,688,199)
                           -----------           ------------           ------------           ------------


ENDING BALANCE             (13,155,054)          $(12,688,199)          $(13,155,054)          $(12,688,199)
                           ===========           ============           ============           ============

- - -------------------------------------------------------------------------------------------------------------------

   The accompanying note is an integral part of these financial statements.

                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

- - ---------------------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED           11/13/80 (INCEPTION)
                                                                    MARCH 31,                    TO MARCH 31,
                                                              1996             1995          1996            1995
                                                            ---------       ---------    ------------    ------------
Cash flows used in operating activities
   Net loss                                                 $(101,823)      $(156,703)   $(13,155,054)   $(12,688,199)
                                                            ---------       ---------    ------------    ------------
   Adjustments to reconcile net loss to
     net cash used in operating activities
        Depreciation and amortization                           1,335           1,384         370,018         349,950
        Increase in allowance for doubtful accounts               -               -             2,000           2,000
        Increase in reserve for inventory obsolescence            -               -            40,000          40,000
        Loss on lease abandonment                                 -               -            19,550          19,550
        Gain on sale of fixed assets                              -               -            (7,620)         (7,620)
        Common stock issued for services                          -               -           458,209         458,209
        Common stock issued for product rights                    -               -            12,501          12,501
        Change in
          Accounts receivable                                   1,985          (6,689)         18,326         (13,159)
          Inventory                                             2,775             914        (107,309)       (124,773)
          Prepaid expenses and other current assets                (4)         (2,516)        (11,557)         (9,246)
          Accounts payable and accrued expenses                95,732         185,528       1,855,379       1,719,235
                                                            ---------       ---------    ------------    ------------
            Total adjustments                                 101,823         178,621       2,612,845       2,446,647
                                                            ---------       ---------    ------------    ------------
   Net cash used in operating activities                          -            21,918     (10,542,209)    (10,241,552)
                                                            ---------       ---------    ------------    ------------
Cash flows from investing activities
   Sale of fixed assets                                    $      -         $     -      $     10,825    $     10,825
   Capital expenditures                                           -           (21,918)       (363,305)       (353,962)
   Issuance of note receivable                                    -               -           (30,000)        (30,000)
   (Increase) decrease in deposits                                -               -            (8,431)         (8,431)
   Decrease in note receivable                                    -               -            30,000          30,000
   Decrease in capitalized patents                                -               -           (45,690)        (45,690)
                                                            ---------       ---------    ------------    ------------
   Net cash provided (used) in investing activities               -           (21,918)       (406,601)       (397,258)
                                                            ---------       ---------    ------------    ------------
- - ---------------------------------------------------------------------------------------------------------------------

   The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

- - ---------------------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED         11/13/80 (INCEPTION)
                                                                  MARCH 31,                 TO MARCH 31
                                                              1996      1995          1996             1995
                                                            --------   -------     -----------      -----------
Cash flows from financing activities
   Proceeds for bonds unissued                                 -          -            190,000          190,000
   Repayments for bonds unissued                               -          -             (3,000)          (3,000)
   Proceeds for common stock unissued                          -          -            271,000          271,000
   Principal payments of note payable                          -          -            (72,000)         (72,000)
   Proceeds from issuance of note payable                      -          -            789,444          779,444
   Decrease in capitalized organization costs                  -          -             (7,453)          (7,453)
   Proceeds from issuance of preferred stock                   -          -            600,000          300,000
   Proceeds from issuance of common stock                      -          -          9,181,079        9,181,079
                                                              ----       ----      -----------      -----------
Net cash provided by financing activities                      -          -         10,949,070       10,639,070
                                                              ----       ----      -----------      -----------

Net increase (decrease) in cash and cash equivalents           -          -                260              260
Cash and cash equivalents, beginning                           260        260              -                -
                                                              ----       ----      -----------      -----------
Cash and cash equivalents, ending                             $260       $260      $       260      $       260
                                                              ====       ====      ===========      ===========
- - ---------------------------------------------------------------------------------------------------------------

   The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
               STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL
                 NOVEMBER 13, 1980 (INCEPTION) TO MARCH 31, 1996
                                   (UNAUDITED)

- - ---------------------------------------------------------------------------------------------------
                DATE STOCK
                    ISSUED     NUMBER OF SHARES    PRICE PER SHARE     AMOUNT RECEIVED        NOTES
                ----------     ----------------    ---------------     ---------------        -----
                   1/13/81          150,000,000             $.0001          $   15,001          (A)
                   1/31/81            4,400,000               .025             110,000          (B)
                      1981              400,000               .025              10,000          (C)
                      1981           20,000,000                .05           1,000,000          (B)
                      1982               20,000                .40               8,000          (C)
                      1982               97,500                .20              19,500          (C)
                      1982            1,000,000                .06              60,100          (D)
                      1983               52,500                .20              10,500          (C)
                      1983               75,000               .305              22,875          (E)
                      1983               25,000               .235               5,875          (E)
                      1983               20,000                .50              10,000          (C)
                  12/29/83            7,300,000                .50           3,650,000          (F)
                      1984                  390               1.00                 390          (G)
                      1984                5,948                .50               2,975          (G)
                      1984                1,000               .375                 375          (C)
                      1984               72,500                .25              18,125          (C)
                      1984                2,000               .375                 750          (H)
                      1984                4,000                .25               1,000          (C)
                      1984              350,000                .20              70,000          (C)
                      1985               26,500               .281               7,453          (C)
                      1985               20,000                .25               5,000          (H)
                      1985                  500                .50                 250          (G)
                      1985                5,000               .344               1,719          (C)
                      1985                   50               1.00                  50          (G)
                      1985                2,000               .375                 750          (H)
                      1985                7,500               .156               1,172          (C)
                      1986                6,882                .50               3,472          (G)
                      1986               85,000              .1875              15,938          (H)
                      1986               11,650               .281               3,276          (H)
                      1986              100,000               .219              21,875          (H)
                      1986           10,665,000               .181           1,929,737          (I)
                      1986              202,000               .156              31,562          (H)
                      1986               70,000               .313              21,875          (H)
                      1986              134,855                .20              26,939          (H)
                      1987            7,613,551                .20           1,522,710          (G)
                      1987              476,110               .295             140,478          (H)
                      1987                7,000               .159               1,113          (B)
                      1987               15,000               .312               4,687          (C)
                      1987              240,000                .20              48,000          (B)
                      1987              100,000               .218              21,875          (C)
- - ---------------------------------------------------------------------------------------------------

   The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (CONTINUED)
                 NOVEMBER 13, 1980 (INCEPTION) TO MARCH 31, 1996
                                   (UNAUDITED)

- - ------------------------------------------------------------------------------------------------------
                  DATE STOCK
                      ISSUED    NUMBER OF SHARES        PRICE PER SHARE   AMOUNT RECEIVED        NOTES
                  ----------    ----------------        ---------------   ---------------        -----
                        1988             125,000                 .25              31,250           (C)
                        1988               2,500                .218                 547           (H)
                        1988              10,000                 .20               2,000           (G)
                        1988             100,000                 .25              25,000           (B)
                        1988           4,227,000                 .20             845,400           (B)
                        1988              25,000                .156               3,906           (C)
                        1988              11,000                .013                 143           (H)
                        1989             400,000                .080              32,000           (B)
                        1989               3,000               .0938                 282           (H)
                        1989             100,000                .080               8,000           (B)
                        1990              25,000                .010                 250           (H)
                        1990          20,311,000                .010             203,110           (B)
                        1990          10,500,000                .010             105,000           (B)
                        1991           1,100,000                .010              11,000           (B)
                        1991             100,000                .010               1,000           (H)
                        1991              48,000               .0625               3,000           (L)
                        1991              32,000               .0625               2,000           (L)
                        1991           1,100,000                .010              11,000           (L)
                        1991           1,100,000                .010              11,000           (B)
                        1991             400,000                .010               4,000           (C)
                                     -----------                             -----------
TOTAL SHARES - COMMON STOCK          243,333,936
                                     ===========
TOTAL PAID-IN CAPITAL                                                         10,125,285
LESS:  Offering Expenses                                                         473,495
                                                                             -----------
NET PAID-IN CAPITAL - COMMON STOCK                                             9,651,790
                                                                             -----------

TOTAL SHARES - PREFERRED STOCK

       1988 - Series A                     1,000              100.00             100,000           (J)
       1989 - Series B                     2,000              100.00             200,000           (J)
       1989 - Series B                     1,250              100.00             125,000           (K)
       1995 - Series D                     3,000              100.00             300,000           (J)
                                     -----------                             -----------

                                           7,250                                 725,000
                                     -----------                             -----------


TOTAL NET PAID-IN CAPITAL                                                    $10,376,790
                                                                             ===========

- - ------------------------------------------------------------------------------------------------------

   The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (CONTINUED)
                 NOVEMBER 13, 1980 (INCEPTION) TO MARCH 31, 1996
                                   (UNAUDITED)

- - --------------------------------------------------------------------------------

NOTES
- - -----
(A)   $1 additional was paid on stock certificate #3.

(B)   Cash purchases.

(C) Represents stock issued in consideration for services rendered. The value assigned was based on the fair market value of the stock on the date the transaction was authorized.

(D) 1,000,000 common stock warrants were issued to the underwriter, Monarch Funding Corporation, at par value ($.0001). On November 15, 1982, these warrants were exercised at $.06 per share.

(E) Represents stock issued in consideration for services rendered and $7,500 cash. The value assigned was based on the fair market value of the stock on the date the transaction was authorized.

(F) Stock issued as part of unit offering. Each unit consisted of 2 shares common stock, 2 Series "A" warrants and 1 Series "B" warrant. No separate value was assigned to the warrants.

(G)   Issued pursuant to the exercise of warrants described in (F).

(H)   Issued pursuant to the employee incentive stock bonus plan.

(I) Issued as part of an offering completed March 26, 1986 for cash and redemption of warrants described in (F).

(J)   Preferred stock cash purchases.

(K) Preferred stock - Series "B" (1,250 shares) to Jack and Sarah Paller in satisfaction of $125,000 of their loan.

(L)   Liabilities converted to common stock.

- - --------------------------------------------------------------------------------
   The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTE TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996

- - --------------------------------------------------------------------------------

Note 1 - The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three month period ended March 31, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

- - --------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

         The Company's primary source of funds to date has been proceeds from the sale of its securities, investment income on such proceeds and loans. The Company will require additional funds in the immediate future to continue its operations. The Company may receive a portion of such funds from sales of the SALITRON System. The Company is considering obtaining funds through venture capital or other private or public financing, joint venture or merger transactions and research and development partnership financing. The Company has engaged a consultant to find an underwriter to conduct a secondary offering of its Common Stock. There is no assurance that any such offering or other financing will be completed. In addition, The Company may consider a merger with another entity or the sale of various assets to obtain funding.

         The Company does not have any material commitments for capital expenditures, although The Company may make capital expenditures during 1996 or in connection with the manufacture of the SALITRON and CYSTOTRON Systems, if funds are available. The extent of the development or testing, if any, of The Company' other devices will depend on the availability of funds.

Results of Operations

         Net development stage expenses for the three months ended March 31, 1996 ($116,359 ) were lower than those for the comparable periods of the prior year ($165,502 ) due to a decrease in funds being spent on advertising and training of tele-marketers relating to the discontinuation of Biosonics' marketing program. The Companies, professional fees for the three months ended March 31, 1996 ($18,956 ) were lower than those for the comparable period of the prior year ($41,485 ) due to office staff performing daily accounting procedures and current filing requirements with the SEC. Other development stage expenses include primarily salaries, rent, supplies, transfer agent fees, manufacturing, marketing, public relations and travel expenses. The Company's sales for the three months ended March 31, 1996 were $17,516 as compared to $10,595 for the same periods of the prior year. These increases in sales resulted primarily from a change in The Company's approach to marketing its SALITRON System.

PART II           OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         Henry Brenman filed a lawsuit against Biosonics and Jack Paller, on March 6, 1996, in the United States District Court for the Eastern District of Pennsylvania, Docket No. 96-CV-1755. In the lawsuit, Mr. Brenman claimed that Biosonics and Mr. Paller were obligated to provide Mr. Brenman with documentation releasing the restriction on the transfer of Mr. Brenman's shares under Rule 144 promulgated under the Securities Act of 1933. Mr. Brenman also asserted that he had suffered a monetary loss as a result and sought damages in excess of $50,000. The lawsuit provided no documentation to support any loss suffered by Mr. Brenman This matter was settled by the parties and the lawsuit was dismissed by the court on May 9, 1996. Neither Biosonics nor Mr. Paller incurred any obligations or liabilities in connection with the settlement.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:
                           None.

                  (b)      Reports on Form 8-K:
                           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                              BIOSONICS, INC.




Date:   May 13, 1996          By: /s/ Jack Paller
                              -------------------------------------------
                              Jack Paller, President, Chairman and Executive
                              Officer, Principal Financial Officer and Principal
                              Accounting Officer