Form 10-Q
period 1996-06-30
BIOSONICS INC
filed 1996-08-19
CIK 352715

- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                   FORM 10-Q

                           --------------------------

[CHECK MARK HERE] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1996

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______.

                        Commission File Number:  0-11586

                           --------------------------
                                BIOSONICS, INC.
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                       23-2161932
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                               260 New York Drive
                      Fort Washington, Pennsylvania 19034
                    (Address of principal executive offices)

                                 (215) 646-7100
              (Registrant's telephone number including area code)

          ----------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [CHECK MARK HERE]   No
                              -----------------      ----


As of August _____, 1996, there were outstanding 243,333,936 shares of the Registrant's Common Stock, $.0001 par value.

- --------------------------------------------------------------------------------
                                                              Page 1 of 13 pages
                                                     Exhibit Index is on Page 12

                                BIOSONICS, INC.
                                ---------------

                                     INDEX
                                     -----

                                                                          Page
                                                                        Number
                                                                        ------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets:
          June 30, 1996 and December 31, 1995                                2

          Statements of Loss:
          Three and Six Months Ended June 30, 1996 and 1995                  3

          Statements of Deficit Accumulated:
          Six Months Ended June 30, 1996 and 1995                            4

          Statements of Cash Flows:
          Six Months Ended June 30, 1996 and 1995                            5

          Statements of Shareholders' Equity - Paid-In-Capital:
          November 30, 1980 (inception) to June 30, 1996                     7


          Note to Financial Statements                                      10

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               11

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                 11

Item 6.   Exhibits and Reports on Form 8-K                                  11

Signatures

                                BIOSONICS, INC.
                                ---------------
                       (A DEVELOPMENT STAGE ENTERPRISE)
                       --------------------------------
                                BALANCE SHEETS
                                --------------

- --------------------------------------------------------------------------------
                                    ASSETS
                                    ------

                                                     Unaudited
                                                      JUNE 30,     DECEMBER 31,
                                                        1996          1995
                                                    -----------    -----------
Current assets
  Cash (including interest bearing deposits
    of $10 in 1996 and 1995)                        $       260    $       260
  Accounts receivable (net of allowance for
    doubtful accounts of $6,000 in 1996 and 1995)        16,211         21,013
  Inventory                                              65,889         70,084
  Prepaid expenses and other current assets              12,198          8,851
                                                    -----------    -----------

        Total current assets                             94,558        100,208

Equipment, furniture and leaseholds, net
  of accumulated depreciation                            22,341         25,011
Deposits                                                  8,431          8,431
                                                    -----------    -----------

           Total assets                             $   125,330    $   133,650
                                                    ===========    ===========

                     Liabilities and Shareholders' Deficit
                     -------------------------------------
Current liabilities
  Notes payable                                     $   435,444    $   660,444
  Accounts payable and accrued expenses               1,787,531      1,691,647
  Bonds unissued                                        187,000        187,000
  Proceeds for common stock unissued                    271,000        271,000
                                                    -----------    -----------

           Total current liabilities                  2,680,975      2,810,091
                                                    ===========    ===========

Shareholders'deficit
  Preferred stock - Series A, authorized
    10,000,000 shares at $1 par value;
    issued and outstanding - 1,000 shares                 1,000          1,000

  Preferred stock - Series B, authorized
    10,000 shares at $1 par value;
    issued and outstanding - 3,250 shares                 3,250          3,250

  Preferred stock - Series D, authorized
    10,000 shares at $1 par value;
    issued and outstanding - 6,650 shares                 6,650          3,000

  Common stock - authorized 250,000,000
    shares at .0001 par value; issued
    and outstanding 243,333,936 shares                   24,333         24,333

  Capital in excess of par value                     10,706,557     10,345,207

  Deficit accumulated during development stage      (13,297,435)   (13,053,231)
                                                    -----------    -----------

        Total shareholders' deficit                 ( 2,555,645)   ( 2,676,441)
                                                    -----------    -----------

           Total liabilities and shareholders'
             deficit                                $   125,330    $   133,650
                                                    ===========    ===========

- --------------------------------------------------------------------------------
The accompanying note is an integral part of these financial statements.

                                BIOSONICS, INC.
                                ---------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                               STATEMENTS OF LOSS
                               ------------------
                                  (UNAUDITED)
                                  -----------

- ------------------------------------------------------------------------------------------------------------------------------------

                                                 SIX MONTHS ENDED             THREE MONTHS ENDED          11/13/80 (INCEPTION)
                                                 ----------------             ------------------
                                                    JUNE 30, 1996                     JUNE 30                TO JUNE 30
                                                    -------------                     --------               ----------
                                                 1996         1995             1996         1995           1996         1995
                                               --------     --------         --------     --------       --------     --------
Development stage expenses
  Research and development costs              $       0   $    7,324           $    0    $   5,940    $ 4,144,553   $ 4,131,760
  Professional fees                              37,000       53,524           18,044       12,039      2,659,437     2,621,264
  Other developement stage expenses             220,238      267,203          122,835      144,570      7,661,558     7,235,797
                                               --------     --------        ---------    ---------      ---------     ---------
   Total development stage expenses             257,238      328,051          140,879      162,549     14,465,548    13,988,821
  Less:  Revenues from cost recovery
         program                                    -            -                -            -          118,082       118,082
                                               --------      -------          -------      -------      ---------     ---------

   Net development stage expenses               257,238      328,051          140,879      162,549     14,347,466    13,870,739
                                              ---------    ---------        ---------    ---------     ----------    ----------

Sales                                            29,125       22,526           11,609       11,931        825,728       756,623
Cost of sales                                    16,166       15,075           13,111        8,098        530,943       487,872
                                               --------     --------         --------      -------      ---------     ---------

    Gross profit                                 12,959        7,451        (   1,502)       3,833        294,785       268,751
                                                -------      -------        ----------     -------       --------      --------

Other income
  Investment income                                 -            -                -            -          727,551       722,272
  Gain on sale of fixed assets                      -            -                -            -            7,620         7,620
Other income                                         75        5,265              -             84         20,075        20,000
                                                -------      -------          -------      -------       --------      --------

    Total other income                               75        5,265              -             84        755,246       755,157
                                                -------      -------          -------      -------       --------      --------

Net loss                                    ($  244,204) ($  315,335)     ($  142,381)  ($  158,632) ($13,297,435) ($12,846,831)
                                            ============ ============     ============  ============ ============= =============

Loss per common share                            ($.001)      ($.001)          ($.000)      ($ .000)       ($.054)       ($.052)
                                                 =======      =======          =======      ========       =======       =======
- ------------------------------------------------------------------------------------------------------------------------------------


     The accompanying note is an integral part of these financial statements.

                                BIOSONICS, INC.
                                ---------------
                       (A DEVELOPMENT STAGE ENTERPRISE)
                       --------------------------------
          STATEMENTS OF DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
          ----------------------------------------------------------
                                  (UNAUDITED)
                                  -----------

- --------------------------------------------------------------------------------

                                 SIX MONTHS ENDED                   11/13/80 (INCEPTION)
                                     JUNE 30,                            TO JUNE 30,
                                 ----------------                   --------------------
                              1996              1995            1996              1995
                            --------          --------        --------          --------
BEGINNING BALANCE        (13,053,231)     ($12,531,496)         $  -              $  -
- -----------------

    NET LOSS              (  244,204)       (  315,335)    (13,297,435)      (12,846,831)
    --------               ---------         ---------      ----------        ----------

 ENDING BALANCE          (13,297,435)     ($12,846,831)   ($13,297,435)     ($12,846,831)
 --------------           ==========       ===========     ===========       ===========

- --------------------------------------------------------------------------------
  The accompanying note is an integral part of these financial statements.

                                BIOSONICS, INC.
                                ---------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                  (UNAUDITED)
                                  -----------

                                                           SIX MONTHS ENDED              11/13/80 (INCEPTION)
                                                           ----------------             ---------------------
                                                               JUNE 30,                      TO JUNE 30,
                                                               --------                      -----------
                                                         1996           1995             1996           1995
                                                     ------------   ------------     ------------   ------------
Cash flows used in operating activities
 Net loss                                           ($    244,204) ($    315,335)   ($ 13,297,435) ($ 12,846,831)
                                                     ------------   ------------     ------------   ------------
 Adjustments to reconcile net loss to
  net cash used in operating activities
   Depreciation and amortization                            2,670          7,324          371,353        355,890
   Increase in allowance for doubtful accounts                 -              -             2,000          2,000
   Increase in reserve for inventory obsolescence              -              -            40,000         40,000
   Loss on lease abandonment                                   -              -            19,550         19,550
   Gain on sale of fixed assets                                -              -            (7,620)        (7,620)
   Common stock issued for services                            -              -           458,209        458,209
   Common stock issued for product rights                      -              -            12,501         12,501
   Change in
     Accounts receivable                                    4,802         (8,274)         (18,211)       (14,744)
     Inventory                                              4,195          1,887         (105,889)      (123,800)
     Prepaid expenses and other current assets             (3,347)        (2,701)         (12,198)        (9,431)
     Accounts payable and accrued expenses                 95,884        258,829        1,855,531      1,792,536
                                                     ------------   ------------     ------------   ------------
     Total adjustments                                    104,204        257,065        2,615,226      2,525,091
                                                     ------------   ------------     ------------   ------------
 Net cash used in operating activities                   (140,000)       (58,270)    ( 10,682,209)   (10,321,740)
                                                     ------------   ------------     ------------   ------------
Cash flows from investing activities
   Sale of fixed assets                              $         -    $         -      $     10,825   $     10,825
   Capital expenditures                                        -        (26,730)         (363,305)      (358,774)
   Issuance of note receivable                                 -             -            (30,000)       (30,000)
   (Increase) decrease in deposits                             -             -             (8,431)        (8,431)
   Decrease in note receivable                                 -             -             30,000         30,000
   Decrease in capitalized patents                             -             -            (45,690)       (45,690)
                                                     ------------   ------------     ------------   ------------
   Net cash provided (used) in investing activities            -         (26,730)        (406,601)      (402,070)
                                                     ------------   ------------     ------------   ------------

The accompanying note is an integral part of these financial statements.

                                BIOSONICS, INC.
                                ---------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                      ------------------------------------
                                  (UNAUDITED)
                                  -----------


                                                           SIX MONTHS ENDED              11/13/80 (INCEPTION)
                                                           ----------------             ---------------------
                                                               JUNE 30,                      TO JUNE 30,
                                                               --------                      -----------
                                                         1996           1995             1996           1995
                                                     ------------   ------------     ------------   ------------
Cash flows from financing activities
 Proceeds for bonds unissued                                    -              -        190,000        190,000
 Repayments for bonds unissued                                  -              -         (3,000)        (3,000)
 Proceeds for common stock unissued                             -              -        271,000        271,000
 Principal payments of note payable                     ( 225,000)             -       (297,000)       (72,000)
 Proceeds from issuance of note payable                         -         35,000        789,444        814,444
 Decrease in capitalized organization costs                     -              -         (7,453)        (7,453)
 Proceeds from issuance of preferred stock                365,000         50,000        965,000        350,000
 Proceeds from issuance of common stock                         -              -      9,181,079      9,181,079
                                                       ----------        -------    -----------    -----------
Net cash provided by financing activities                 140,000         85,000     11,089,070     10,724,070
                                                       ----------        -------    -----------    -----------

Net increase (decrease) in cash and cash equivalents            -              -            260            260
Cash and cash equivalents, beginning                          260            260              -              -
                                                       ----------        -------    -----------    -----------
Cash and cash equivalents, ending                      $      260        $   260    $       260    $       260
                                                       ==========        =======    ===========    ===========


The accompanying note is an integral part of these financial statements.

                                BIOSONICS, INC.
                                ---------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
              STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL
              ---------------------------------------------------
                 NOVEMBER 13, 1980 (INCEPTION) TO JUNE 30, 1996
                 ----------------------------------------------
                                  (UNAUDITED)
                                  -----------

- --------------------------------------------------------------------------------
  DATE STOCK
      ISSUED  NUMBER OF SHARES  PRICE PER SHARE  AMOUNT RECEIVED  NOTES
     -------  ----------------  ---------------  ---------------  -----
     1/13/81       150,000,000           $.0001       $   15,001  (A)
     1/31/81         4,400,000             .025          110,000  (B)
        1981           400,000             .025           10,000  (C)
        1981        20,000,000              .05        1,000,000  (B)
        1982            20,000              .40            8,000  (C)
        1982            97,500              .20           19,500  (C)
        1982         1,000,000              .06           60,100  (D)
        1983            52,500              .20           10,500  (C)
        1983            75,000             .305           22,875  (E)
        1983            25,000             .235            5,875  (E)
        1983            20,000              .50           10,000  (C)
    12/29/83         7,300,000              .50        3,650,000  (F)
        1984               390             1.00              390  (G)
        1984             5,948              .50            2,975  (G)
        1984             1,000             .375              375  (C)
        1984            72,500              .25           18,125  (C)
        1984             2,000             .375              750  (H)
        1984             4,000              .25            1,000  (C)
        1984           350,000              .20           70,000  (C)
        1985            26,500             .281            7,453  (C)
        1985            20,000              .25            5,000  (H)
        1985               500              .50              250  (G)
        1985             5,000             .344            1,719  (C)
        1985                50             1.00               50  (G)
        1985             2,000             .375              750  (H)
        1985             7,500             .156            1,172  (C)
        1986             6,882              .50            3,472  (G)
        1986            85,000            .1875           15,938  (H)
        1986            11,650             .281            3,276  (H)
        1986           100,000             .219           21,875  (H)
        1986        10,665,000             .181        1,929,737  (I)
        1986           202,000             .156           31,562  (H)
        1986            70,000             .313           21,875  (H)
        1986           134,855              .20           26,939  (H)
        1987         7,613,551              .20        1,522,710  (G)
        1987           476,110             .295          140,478  (H)
        1987             7,000             .159            1,113  (B)
        1987            15,000             .312            4,687  (C)
        1987           240,000              .20           48,000  (B)
        1987           100,000             .218           21,875  (C)

- --------------------------------------------------------------------------------

    The accompanying note is an integral part of these financial statements.

                                BIOSONICS, INC.
                                ---------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
        STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (CONTINUED)
        ---------------------------------------------------------------
                NOVEMBER 13, 1980 (INCEPTION) TO JUNE 30 , 1996
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------


- --------------------------------------------------------------------------------
                 DATE STOCK     NUMBER OF     PRICE PER      AMOUNT
                     ISSUED      SHARES         SHARE       RECEIVED     NOTES
                    -------  ---------------  ----------  -------------  -----
                       1988          125,000         .25         31,250  (C)
                       1988            2,500        .218            547  (H)
                       1988           10,000         .20          2,000  (G)
                       1988          100,000         .25         25,000  (B)
                       1988        4,227,000         .20        845,400  (B)
                       1988           25,000        .156          3,906  (C)
                       1988           11,000        .013            143  (H)
                       1989          400,000        .080         32,000  (B)
                       1989            3,000       .0938            282  (H)
                       1989          100,000        .080          8,000  (B)
                       1990           25,000        .010            250  (H)
                       1990       20,311,000        .010        203,110  (B)
                       1990       10,500,000        .010        105,000  (B)
                       1991        1,100,000        .010         11,000  (B)
                       1991          100,000        .010          1,000  (H)
                       1991           48,000       .0625          3,000  (L)
                       1991           32,000       .0625          2,000  (L)
                       1991        1,100,000        .010         11,000  (L)
                       1991        1,100,000        .010         11,000  (B)
                       1991          400,000        .010          4,000  (C)
                                ------------                  ---------

TOTAL SHARES - COMMON STOCK      243,333,936
- ---------------------------     ============
TOTAL PAID-IN CAPITAL                                         10,125,285
- ---------------------
LESS:  Offering Expenses                                         473,495
- ----                                                          ----------

NET PAID-IN CAPITAL - COMMON STOCK                             9,651,790
- ----------------------------------                            ----------

TOTAL SHARES - PREFERRED  STOCK
- -------------------------------

  1988 - Series A                      1,000      100.00         100,000  (J)
  1989 - Series B                      2,000      100.00         200,000  (J)
  1989 - Series B                      1,250      100.00         125,000  (K)
  1995 - Series D                      3,000      100.00         300,000  (J)
  1996 - Series D                      3,650      100.00         365,000  (j)
                                       -----      ------         -------

                                      10,900                   1,090,000
                                      ------                   ---------

TOTAL NET PAID-IN CAPITAL                                    $10,741,790
- -------------------------                                    ===========

- --------------------------------------------------------------------------------

     The accompanying note is an integral part of these financial statements.

                                BIOSONICS, INC.
                                ---------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
        STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (CONTINUED)
        ---------------------------------------------------------------
                NOVEMBER 13, 1980 (INCEPTION) TO JUNE 30, 1996
                ----------------------------------------------
                                  (UNAUDITED)
                                  -----------

- --------------------------------------------------------------------------------

NOTES
- -----
(A)  $1 additional was paid on stock certificate #3.
(B)  Cash purchases.
(C) Represents stock issued in consideration for services rendered. The value assigned was based on the fair market value of the stock on the date the transaction was authorized.
(D) 1,000,000 common stock warrants were issued to the underwriter, Monarch Funding Corporation, at par value ($.0001). On November 15, 1982, these warrants were exercised at $.06 per share.
(E) Represents stock issued in consideration for services rendered and $7,500 cash. The value assigned was based on the fair market value of the stock on the date the transaction was authorized.
(F) Stock issued as part of unit offering. Each unit consisted of 2 shares common stock, 2 Series "A" warrants and 1 Series "B" warrant. No separate value was assigned to the warrants.
(G)  Issued pursuant to the exercise of warrants described in (F).
(H)  Issued pursuant to the employee incentive stock bonus plan.
(I) Issued as part of an offering completed March 26, 1986 for cash and redemption of warrants described in (F).
(J)  Preferred stock cash purchases.
(K) Preferred stock - Series "B" (1,250 shares) to Jack and Sarah Paller in satisfaction of $125,000 of their loan.
(L)  Liabilities converted to common stock.

- --------------------------------------------------------------------------------
   The accompanying note is an integral part of these financial statements.

                                BIOSONICS, INC.
                                ---------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTE TO FINANCIAL STATEMENTS
                          ----------------------------
                                 JUNE 30 , 1996
                                 --------------

- --------------------------------------------------------------------------------

  Note 1 - The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes there to included in the Company's Form 10-K for the year ended December 31, 1995. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six month period ended June 30 , 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

- --------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
- -------------------------------

     The Company's primary source of funds to date has been proceeds from the sale of its securities, investment income on such proceeds and loans. The Company will require additional funds in the immediate future to continue its operations. The Company may receive a portion of such funds from sales of the SALITRON System. The Company is considering obtaining funds through venture capital or other private or public financing, joint venture or merger transactions, the sale of certain assets and research and development partnership financing. The Company has engaged a consultant to assist in obtaining additional funding. There is no assurance that any such funding or other financing will be completed.

     The Company does not have any material commitments for capital expenditures, although the Company may make capital expenditures during 1996 or in connection with the manufacture of the SALITRON and CYSTOTRON Systems, if funds are available. The extent of the development or testing, if any, of the Company's other devices will depend on the availability of funds.

Results of Operations
- ---------------------

     Net development stage expenses for the six and three months ended June 30, 1996 ($257,238 and $140,879 respectively) were lower than those for the comparable periods of the prior year ($328,051 and $162,549 respectively) due to a decrease in funds being spent on advertising and training of tele-marketers relating to the discontinuation of the Company's marketing program. The Company's professional fees for the six months ended June 30, 1996 ($37,000) were lower than those for the comparable period of the prior year ($53,524) due to office staff performing daily accounting procedures and current filing requirements with the SEC. The Company's professional fees for the three months ended June 30, 1996 ($18,044) were higher than those for the comparable period of the prior year ($12,039) due to expenses relating to the Company's Shareholders meeting. Other development stage expenses include primarily salaries, rent, supplies, transfer agent fees, manufacturing, marketing, public relations and travel expenses. The Company's sales for the six months ended June 30, 1996 were $29,125 and $11,609 respectively as compared to $22,526 and $11,931 respectively for the same periods of the prior year. These increases in sales resulted primarily from a change in the Company's approach to marketing its SALITRON System.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:
               None.

          (b)  Reports on Form 8-K:
               None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                          BIOSONICS, INC.



Date:   August __________, 1996           By:
                                             --------------------------
                                             Jack Paller, President, Chairman
                                             and Executive Officer, Principal
                                             Financial Officer and Principal
                                             Accounting Officer