Form 10-Q/A
period 1996-06-30
BIOSONICS INC
filed 1996-08-20
CIK 352715

- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                  FORM 10-Q/A

                           --------------------------

[CHECK MARK HERE] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1996

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______.

                        Commission File Number:  0-11371

                           --------------------------
                                BIOSONICS, INC.
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                       23-2161932
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


As of August 19, 1996, there were outstanding 243,333,936 shares of the Registrant's Common Stock, $.0001 par value.

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


                                          BIOSONICS, INC.



Date:   August 19, 1996
                                          By:
                                             --------------------------
                                             Jack Paller, President, Chairman
                                             and Executive Officer, Principal
                                             Financial Officer and Principal
                                             Accounting Officer