Form 10-Q
period 1996-09-30
BIOSONICS INC
filed 1996-11-12
CIK 352715

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                   FORM 10-Q

                           --------------------------

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______.

                         Commission File Number: 0-11371

                                 BIOSONICS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                    23-2161932
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                               260 New York Drive
                       Fort Washington, Pennsylvania 19034
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (215) 646-7100
               ---------------------------------------------------
               (Registrant's telephone number including area code)

                                      N/A
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
Indicate the number of shares outstanding of each of the issuers shares of common stock, as of the latest practicable date: As of September 30th 1996, there were outstanding 287,588,936 shares of the Registrant's Common Stock, $.0001 par value.

--------------------------------------------------------------------------------
                                                              Page 1 of 13 pages
                                                     Exhibit Index is on Page 12

                                 BIOSONICS, INC.
                                 ---------------

                                      INDEX
                                      -----

                                                                     Page
                                                                    Number
                                                                    ------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets:
           September 30, 1996 and December 31, 1995                   2

           Statements of Loss:
           Three and Nine Months Ended September 30, 1996 and 1995    3

           Statements of Deficit Accumulated:
           Nine Months Ended September 30, 1996 and 1995              4

           Statements of Cash Flows:
           Nine Months Ended September 30, 1996 and 1995              5

           Statements of Shareholders' Equity - Paid-In-Capital:
           November 30, 1980 (inception) to September 30, 1996        7

           Note to Financial Statements                              10

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       11

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                         11

Item 2.    Changes in Securities                                     11

Item 4.    Submission of Matters to a Vote of Security Holders       12

Item 6.    Exhibits and Reports on Form 8-K                          12

Signatures

                                BIOSONICS, INC.
                                ---------------
                       (A DEVELOPMENT STAGE ENTERPRISE)
                       --------------------------------
                                BALANCE SHEETS
                                --------------

------------------------------------------------------------------------------------------------------------------------------------
                                    ASSETS
                                    ------


                                                                                          Unaudited
                                                                                       SEPTEMBER 30            DECEMBER 31,
                                                                                             1996                  1995
                                                                                           --------              --------
Current assets
   Cash (including interest bearing deposits
      of $10 in 1996 and 1995)                                                           $       260            $      260
   Accounts receivable (net of allowance for doubtful
    accounts of $6,000 in 1996 and 1995)                                                       5,682                21,013
   Inventory                                                                                  65,080                70,084
   Prepaid expenses and other current assets                                                   4,853                 8,851
                                                                                         -----------         -------------
           Total current assets                                                               75,875               100,208

Equipment, furniture and leaseholds, net
   of accumulated depreciation                                                                21,006                25,011
Deposits                                                                                       8,431                 8,431
                                                                                         -----------           -----------
                Total assets                                                             $   105,312           $   133,650
                                                                                         ============          ===========

                                               Liabilities and Shareholders' Deficit
                                               -------------------------------------
Current liabilities
   Notes payable                                                                         $   243,000           $   660,444
   Accounts payable and accrued expenses                                                   1,626,947             1,691,647
   Bonds unissued                                                                            187,000               187,000
   Proceeds for common stock unissued                                                              0               271,000
                                                                                        -------------          -----------
                Total current liabilities                                                  2,056,947             2,810,091
                                                                                        -------------          -----------

Shareholders' deficit

   Preferred stock - Series A, authorized 10,000,000 shares at $1 par value;
      issued and outstanding - 1,000 shares at December 31, 1995                                   0                 1,000

   Preferred stock - Series B, authorized 10,000 shares at $1 par value;
      issued and outstanding - 3,250 shares at December 31, 1995                                   0                 3,250

   Preferred stock - Series D, authorized 10,000  shares at $1 par value;
      issued and outstanding - 3,000 shares at December 31, 1995                                   0                 3,000

   Common stock - authorized 750,000,000 shares at .0001 par value; issued and outstanding 306,507,756 and 243,333,936 shares at

      September 30, 1996 and December 31, 1995 respectively                                   30,650                24,333

   Capital in excess of par value                                                         11,796,046            10,345,207

   Treasury Stock (18,918,820 shares at September 30, 1996)                             (    126,188)                -

   Deficit accumulated during development stage                                         ( 13,652,143)          (13,053,231)
                                                                                        -------------          -----------
          Total shareholders' deficit                                                   (  1,951,635)          ( 2,676,441)
                                                                                        -------------           ----------
                Total liabilities and shareholders' deficit                             $    105,312           $   133,650
                                                                                         ===========           ===========
------------------------------------------------------------------------------------------------------------------------------------

   The accompanying note is an integral part of these financial statements.

                                BIOSONICS, INC.
                                ---------------
                       (A DEVELOPMENT STAGE ENTERPRISE)
                       --------------------------------
                              STATEMENTS OF LOSS
                              ------------------
                                  (UNAUDITED)
                                  -----------

------------------------------------------------------------------------------------------------------------------------------------

                                                           NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                           -----------------                     ------------------
                                                           SEPTEMBER 30, 1996                    SEPTEMBER 30
                                                           ------------------                    --------------
                                                           1996             1995                    1996           1995
                                                        ----------        --------              -----------    -----------
Development stage expenses
   Research and development costs                       $       0     $    13,267                   $     0     $     5,943
   Professional fees                                      109,691          62,004                    72,691           8,480
   Other development stage expenses                       501,091         371,989                   280,853         104,786
                                                         ---------      ----------              ------------    -----------
     Total development stage expenses                     610,782         447,260                   353,544         119,209
   Less:  Revenues from cost recovery
            program                                         -               -                          -              -
                                                      ------------  --------------              -----------    -----------

     Net development stage expenses                       610,782         447,260                   353,543         119,209
                                                      ------------     -----------              ------------   ------------

Sales                                                      34,911          45,716                     5,786          23,190
Cost of sales                                              23,116          33,097                     6,950          18,022
                                                        ----------     -----------               -----------      ---------

     Gross profit                                          11,795          12,619               (     1,164)          5,168
                                                         ---------       ---------             -------------     ----------
Other income

   Investment income                                         -                -                        -              -
   Gain on sale of fixed assets                              -                -                        -              -
   Other income                                               75            5,279                      -                 14
                                                        ---------        ---------              -----------      ----------
     Total other income                                       75            5,279                      -                 14
                                                         ---------       ---------               -----------      ---------
Net loss                                               ($ 598,912)     ($ 429,362)               ($ 354,708)   ($  114,027)
                                                       ===========     ===========                ==========    ===========
Loss per common share                                      ($.002)         ($.002)                   ($.001)       ($ .001)
                                                           =======         =======                   =======       ========

                                              11/13/80 (INCEPTION)
                                           TO SEPTEMBER 30
                                           ---------------
                                                1996              1995
                                            -----------       -------------
Development stage expenses
   Research and development costs           $ 4,144,553         $ 4,137,703
   Professional fees                          2,732,128           2,629,744
   Other development stage expenses           7,942,411           7,340,583
                                             -----------         ----------
     Total development stage expenses        14,819,092          14,108,030
   Less:  Revenues from cost recovery
            program                             118,082             118,082
                                            -----------         -----------

     Net development stage expenses          14,701,010          13,989,948
                                           -------------        -----------

Sales                                           831,514             779,813
Cost of sales                                   537,893             505,894
                                             -----------         ----------

     Gross profit                               293,621             273,919
                                            ------------         ----------
Other income

   Investment income                            727,551             722,272
   Gain on sale of fixed assets                   7,620               7,620
   Other income                                  20,075              25,279
                                            ------------        -----------
     Total other income                         755,246             755,171
                                            ------------        -----------
Net loss                                  ($ 13,652,143)      ($12,960,858)
                                          =============       =============
Loss per common share                           ($.055)            ($.053)
                                                 =====              =====
------------------------------------------------------------------------------------------------------------------------------------

    The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                                 ---------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
           STATEMENTS OF DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
           ----------------------------------------------------------
                                   (UNAUDITED)
                                   -----------
--------------------------------------------------------------------------------

                                 NINE MONTHS ENDED                    11/13/80 (INCEPTION)
                                 SEPTEMBER 30 ,                      TO SEPTEMBER 30 ,
                             ------------------------------          ------------------------
                                1996              1995                 1996                  1995
                             -----------       ----------           -----------           -------
BEGINNING BALANCE            (13,053,231)    ($12,531,496)          $     -               $     -
-----------------


      NET LOSS               (   598,912)    (    429,362)         ( 13,652,143)         ( 12,960,858)
      --------                -----------     -----------           -----------           -----------


ENDING BALANCE               (13,652,143)    ($12,960,858)         ($13,652,143)         ($12,960,858)
--------------                ==========      ===========           ===========           ===========

--------------------------------------------------------------------------------

   The accompanying note is an integral part of these financial statements.

                                BIOSONICS, INC.
                                ---------------
                       (A DEVELOPMENT STAGE ENTERPRISE)
                       --------------------------------
                     STATEMENTS OF CASH FLOWS (CONTINUED)
                     ------------------------------------
                                  (UNAUDITED)
                                  -----------
--------------------------------------------------------------------------------

                                                                                             NINE MONTHS ENDED
                                                                                             -----------------
                                                                                               SEPTEMBER 30,
                                                                                               -------------
                                                                                            1996                1995
                                                                                        -----------         -----------
Cash flows from financing activities
   Proceeds for bonds unissued                                                                 -                   -
   Repayments for bonds unissued                                                               -                   -
   Proceeds for common stock unissued                                                          -                   -
   Principal payments of note payable                                                      (235,000)          ( 25,000)
   Proceeds from issuance of note payable                                                      -                35,000
   Decrease in capitalized organization costs                                                                      -
   Proceeds from issuance of preferred stock                                                505,000            200,000
   Proceeds from issuance of common stock                                                      -                   -
                                                                                        -----------         -----------
Net cash provided by financing activities                                                   270,000            210,000
                                                                                        -----------         -----------

Net increase (decrease) in cash and cash equivalents                                           -                   -
Cash and cash equivalents, beginning                                                            260                260
                                                                                        -----------         -----------
Cash and cash equivalents, ending                                                       $       260         $      260
                                                                                        ===========         ===========

Schedule of noncash financing transactions:
  Issuance of common stock from various items:
        Common stock unissued                                                               271,000                -
        Notes payable                                                                       182,444                 -
        Accounts payable and accrued expenses                                               197,524                 -
        Preferred stock                                                                   1,230,000                 -
        Less common stock issued                                                         (1,880,968)                -
                                                                                         -----------
   Proceeds from common stock issued                                                          0                     -
                                                                                         ===========


                                                                                           11/13/80 (INCEPTION)
                                                                                           --------------------
                                                                                              TO SEPTEMBER 30
                                                                                              ---------------
                                                                                         1996                 1995
                                                                                     -----------          --------
Cash flows from financing activities
   Proceeds for bonds unissued                                                           190,000             190,000
   Repayments for bonds unissued                                                          (3,000)             (3,000)
   Proceeds for common stock unissued                                                    271,000             271,000
   Principal payments of note payable                                                   (307,000)            (97,000)
   Proceeds from issuance of note payable                                                789,444             814,444
   Decrease in capitalized organization costs                                             (7,453)             (7,453)
   Proceeds from issuance of preferred stock                                           1,105,000             500,000
   Proceeds from issuance of common stock                                              9,181,079           9,181,079
                                                                                     -----------         -----------
Net cash provided by financing activities                                             11,219,070          10,849,070
                                                                                     -----------         -----------

Net increase (decrease) in cash and cash equivalents                                         260                 260
Cash and cash equivalents, beginning                                                        -                  -
                                                                                     -----------         -----------
Cash and cash equivalents, ending                                                    $       260         $       260
                                                                                     ===========         ===========

Schedule of noncash financing transactions:
  Issuance of common stock from various items:
        Common stock unissued                                                            271,000                -
        Notes payable                                                                    182,444                -
        Accounts payable and accrued expenses                                            197,524                -
        Preferred stock                                                                1,230,000                -
        Less common stock issued                                                      (1,880,968)               -
                                                                                      -----------
   Proceeds from common stock issued                                                       0                    -
                                                                                      ===========

--------------------------------------------------------------------------------

   The accompanying note is an integral part of these financial statements.

                                BIOSONICS, INC.
                                ---------------
                       (A DEVELOPMENT STAGE ENTERPRISE)
                       --------------------------------
              STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL
              ---------------------------------------------------
              NOVEMBER 13, 1980 (INCEPTION) TO SEPTEMBER 30, 1996
              ---------------------------------------------------
                                   (UNAUDITED)
                                   -----------

--------------------------------------------------------------------------------

     DATE STOCK                                       PRICE
      ISSUED                NUMBER OF SHARES          PER SHARE                    AMOUNT RECEIVED           NOTES
   ----------               ----------------          ---------                    ---------------           -----
     1/13/81                   150,000,000               $.0001                       $   15,001              (A)
     1/31/81                     4,400,000                .025                           110,000              (B)
        1981                       400,000                .025                            10,000              (C)
        1981                    20,000,000                .05                          1,000,000              (B)
        1982                        20,000                .40                              8,000              (C)
        1982                        97,500                .20                             19,500              (C)
        1982                     1,000,000                .06                             60,100              (D)
        1983                        52,500                .20                             10,500              (C)
        1983                        75,000                .305                            22,875              (E)
        1983                        25,000                .235                             5,875              (E)
        1983                        20,000                .50                             10,000              (C)
    12/29/83                     7,300,000                .50                          3,650,000              (F)
        1984                           390               1.00                                390              (G)
        1984                         5,948                .50                              2,975              (G)
        1984                         1,000                .375                               375              (C)
        1984                        72,500                .25                             18,125              (C)
        1984                         2,000                .375                               750              (H)
        1984                         4,000                .25                              1,000              (C)
        1984                       350,000                .20                             70,000              (C)
        1985                        26,500                .281                             7,453              (C)
        1985                        20,000                .25                              5,000              (H)
        1985                           500                .50                                250              (G)
        1985                         5,000                .344                             1,719              (C)
        1985                            50               1.00                                 50              (G)
        1985                         2,000                .375                               750              (H)
        1985                         7,500                .156                             1,172              (C)
        1986                         6,882                .50                              3,472              (G)
        1986                        85,000                .1875                           15,938              (H)
        1986                        11,650                .281                             3,276              (H)
        1986                       100,000                .219                            21,875              (H)
        1986                    10,665,000                .181                         1,929,737              (I)
        1986                       202,000                .156                            31,562              (H)
        1986                        70,000                .313                            21,875              (H)
        1986                       134,855                .20                             26,939              (H)
        1987                     7,613,551                .20                          1,522,710              (G)
        1987                       476,110                .295                           140,478              (H)
        1987                         7,000                .159                             1,113              (B)
        1987                        15,000                .312                             4,687              (C)
        1987                       240,000                .20                             48,000              (B)
        1987                       100,000                .218                            21,875              (C)
       1988                       125,000                 .25                             31,250              (C)
       1988                         2,500                 .218                               547              (H)
       1988                        10,000                 .20                              2,000              (G)

--------------------------------------------------------------------------------

   The accompanying note is an integral part of these financial statements.

                                BIOSONICS, INC.
                                ---------------
                       (A DEVELOPMENT STAGE ENTERPRISE)
                       --------------------------------
        STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (CONTINUED)
        ---------------------------------------------------------------
             NOVEMBER 13, 1980 (INCEPTION) TO SEPTEMBER 30 , 1996
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------

--------------------------------------------------------------------------------

   DATE STOCK                                     PRICE
      ISSUED              NUMBER OF SHARES        PER SHARE                      AMOUNT RECEIVED           NOTES
   ----------             ----------------        ---------                      ---------------           -----
       1988                     100,000                 .25                             25,000              (B)
       1988                   4,227,000                 .20                            845,400              (B)
       1988                      25,000                 .156                             3,906              (C)
       1988                      11,000                 .013                               143              (H)
       1989                     400,000                 .080                            32,000              (B)
       1989                       3,000                 .0938                              282              (H)
       1989                     100,000                 .080                             8,000              (B)
       1990                      25,000                 .010                               250              (H)
       1990                  20,311,000                 .010                           203,110              (B)
       1990                  10,500,000                 .010                           105,000              (B)
       1991                   1,100,000                 .010                            11,000              (B)
       1991                     100,000                 .010                             1,000              (H)
       1991                      48,000                 .0625                            3,000              (L)
       1991                      32,000                 .0625                            2,000              (L)
       1991                   1,100,000                 .010                            11,000              (L)
       1991                   1,100,000                 .010                            11,000              (B)
       1991                     400,000                 .010                             4,000              (C)
       1996                   1,250,000                 .08                            100,000              (M)
       1996                  11,375,000                 .0286                          325,000              (M)
       1996                  16,100,000                 .05                            805,000              (M)
       1996                   1,300,000                 .01                             13,000              (N)
       1996                  12,900,000                 .02                            258,000              (N)
       1996                     300,000                 .03                              9,000              (O)
       1996                     280,000                 .05                             14,000              (O)
       1996                     400,000                 .08                             32,000              (O)
       1996                     100,000                 .065                             6,500              (O)
       1996                     250,000                 .085                            21,250              (O)
       1996                      -                                                     126,188
       1996                   3,000,000                 .01                             30,000              (O)
       1996                     550,000                 .10                             55,000              (O)
       1996                     420,000                 .0238                           10,000              (N)
       1996                  11,150,000                 .02                            223,000              (N)
       1996                     428,600                 .035                            15,000              (N)
       1996                     250,000                 .04                             10,000              (N)
       1996                   1,075,220                 .05                             53,761              (N)
       1996                     350,000                 .0258                            9,032              (L)
       1996                   1,695,000                 .0345                           59,175              (L)

TOTAL SHARES - COMMON STOCK            306,507,756
---------------------------            ===========
TOTAL PAID-IN CAPITAL                                                                              12,300,191
LESS:  Offering Expenses                                                                              473,495
====                                                                                               ----------

NET PAID-IN CAPITAL - COMMON STOCK                                                    11,826,696
----------------------------------                                                    -----------

--------------------------------------------------------------------------------

   The accompanying note is an integral part of these financial statements.

                                BIOSONICS, INC.
                                ---------------
                       (A DEVELOPMENT STAGE ENTERPRISE)
                       --------------------------------
         STATEMENT OF SHAREHOLDERS' EQUITY-PAID-IN CAPITAL (CONTINUED)
         -------------------------------------------------------------
             NOVEMBER 13, 1980 (INCEPTION) TO SEPTEMBER 30, 1996
             ---------------------------------------------------
                                  (UNAUDITED)
                                  -----------

--------------------------------------------------------------------------------


NOTES

(A)   $1 additional was paid on stock certificate #3.
(B)   Cash purchases.
(C) Represents stock issued in consideration for services rendered. The value assigned was based on the fair market value of the stock on the date the transaction was authorized.
(D) 1,000,000 common stock warrants were issued to the underwriter, Monarch Funding Corporation, at par value ($.0001). On November 15, 1982, these warrants were exercised at $.06 per share.
(E) Represents stock issued in consideration for services rendered and $7,500 cash. The value assigned was based on the fair market value of the stock on the date the transaction was authorized.
(F) Stock issued as part of unit offering. Each unit consisted of 2 shares common stock, 2 Series "A" warrants and 1 Series "B" warrant. No separate value was assigned to the warrants.
(G)   Issued pursuant to the exercise of warrants described in (F).
(H)   Issued pursuant to the employee incentive stock bonus plan.
(I) Issued as part of an offering completed March 26, 1986 for cash and redemption of warrants described in (F).
(J)   Preferred stock cash purchases.
(K) Preferred stock-Series "B" (1,250 shares) to Jack and Sarah Paller in satisfaction of $125,000 of their loan.
(L)   Liabilities converted to common stock.
(M)   Preferred Stock transfered to Common Stock as per agreement.
(N) Issued stock for monies received during time when common stock was not able to be issued.
(O)   Issued stock as payment for services rendered.

--------------------------------------------------------------------------------
   The accompanying note is an integral part of these financial statements.

                                BIOSONICS, INC.
                                ---------------
                       (A DEVELOPMENT STAGE ENTERPRISE)
                       --------------------------------
                         NOTE TO FINANCIAL STATEMENTS
                         ----------------------------
                              SEPTEMBER 30, 1996
                              ------------------
--------------------------------------------------------------------------------

 Note 1 - The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K annual report for the year ended December 31, 1995. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine-month period ended September 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

               The Company's primary source of funds to date has been proceeds from the sale of its securities, investment income on such proceeds and loans. The Company will require additional funds in the immediate future to continue its operations, pay accrued expenses, including salary, rent and lease payments, to develop further its products and to market its products. The Company may receive a portion of such funds from sales of the SALITRON System. The Company is considering obtaining funds through venture capital or other private or public financing, joint venture or merger transactions, the sale of certain assets and research and development partnership financing. The Company has engaged a consultant to assist in obtaining additional funding. There is no assurance that any such funding or other financing will be completed, or that funding to carry out these activities will be on terms acceptable to Biosonics.

               The Company does not have any material commitments for capital expenditures, although the Company may make capital expenditures during 1996 or in connection with the manufacture of the SALITRON and CYSTOTRON Systems, if funds are available. The extent of the development or testing, if any, of the Company's other devices will depend on the availability of funds.

Results of Operations
---------------------

               Net development stage expenses for the nine and three months ended September 30, 1996 ($501,091 and $280,853 respectively) were higher than those for the comparable periods of the prior year ($371,989 and $104,786 respectively) due to funds spent on the Special Shareholders meeting and the hiring of a Public Relations company. Other development stage expenses include primarily salaries, rent, supplies, transfer agent fees, manufacturing, marketing, public relations and travel expenses. The Company's professional fees for the nine and three months ended September 30, 1996 ($109,691 and $72,691 respectively) were higher than those for the comparable period of the prior year ($62,004 and $8,480 respectively) due to legal and accounting expenses incurred for the Special Shareholders meeting and a retainer paid to the new attorneys hired as counsel to the Company on securities related issues. The Company's sales for the nine and three months ended September 30,1996 were $34,911 and $5,786 respectivly as compared to $45,716 and $23,190 respectively for the same periods of the prior year. The decrease in sales resulted primarily from not having available funds to continue the marketing program for its SALITRON System.

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings

               Reference is made to Part II Item 1 of the Company's Form 10-Q quarterly report for the period ending March 31, 1996.

Item 2.        Changes in Securities.

               In July 1996, The Company amended its Articles of Corporation pursuant to which the company increased the authorized number of shares of Common Stock from 250,000,000 shares to 750,000,000 shares. On July 30, 1996, all stock that had been previously purchased but unissued due to the unavailability of shares of authorized Common Stock of the Company were issued. The total number of shares issued was 12,900,000 shares. In addition, all holders of Preferred Stock, A Series, B Series and D Series, converted their Preferred

Shares into Common Stock of the Company, pursuant to the formula set forth in their respective Preferred Stock Agreements. The total number of Common Shares issued as a result of the conversion of all the Preferred Stock was 28,725,000 shares, including 7,000,000 shares to IMRC and 4,375,000 shares to Jack Paller pursuant to the conversion of their Preferred Stock Series B.

               In addition to the above shares, the Company issued an aggregate of 300,000 Common Stock shares to the Salitron Advisory Board, an aggregate of 650,000 shares of Common Stock were issued to three outside consultants in connection with financial planning and consulting services to be provided to the Company. Also IMRC Holdings, Inc. issued 550,000 shares of the Company's Common Stock held by it to two outside consultants for certain advertising and public relation services. Further, the Company issued an aggregate of 280,000 shares to three doctors for medical consulting services rendered. An aggregate of 14,200,000 shares of Common Stock were issued to eighteen persons who wished to acquire stock but at the time, the company was restricted from issuance since this issuance would have been more than the total authorized.

               The Company also issued 18,368,820 shares of Common Stock to approximately 25 individuals in conversion of loans. The loans were originally to IMRC Holdings, Inc. which then loaned the money to the Company to use for working capital. None of the individuals making the loans were officers, directors or affiliates of the Company. The terms of the loans allowed the loans to be converted into Common Stock of Biosonics, Inc. held by IMRC Holdings. In consideration of the Company assuming the obligations under the loans, including the obligation to issue stock upon conversion of the loans, IMRC Holdings, transferred to the Company 18,368,820 shares of Biosonics Common Stock owned by IMRC Holdings and canceled the indebtedness from the Company to IMRC Holdings.

Item 4.        Submission of matters to a vote of security holders.

               The Company held a Special Meeting of Shareholders on July 16, 1996. At the meeting, two proposals were submitted to the shareholders. The first proposal was to amend the Articles of Incorporation of the Company to increase the authorized number of shares of Common Stock from 250,000,000 shares to 750,000,000 shares. The second proposal was to amend the Articles of Incorporation to give the Board of Directors the authority to effect a reverse split, the ratio to be determined by the Board of Directors, but the ratio would be no less than 1 for 10 shares or more than 1 for 150 shares. The Proposal would give the Board of Directors one year to decide and effectuate the stock split, if it decides such stock split is in the best interest of the Company.

               Both proposals were approved by the shareholders. The first proposal, the increase in the authorized number of shares, was approved by a vote of 172,133,873 for 1,271,596 against, 223,233 abstaining and 0 broker non-votes. The second proposal, amending the Articles of Incorporation to give the Board of Directors the power to effect a reverse stock split, was approved by a vote of 172,133,873 for 1,661,647 against, 196,197 abstaining and 0 broker non-votes.

Item 6.        Exhibits and Reports on Form 8-K

               (a)            Exhibits:
                              3.1   Articles of Incorporation, as amended

               (b)            Reports on Form 8-K:
                              None

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                      BIOSONICS, INC.



Date:   November ________, 1996       By:
                                         ---------------------------------
                                      Jack Paller, President, Chairman and
                                      Executive Officer, Principal Financial
                                      Officer and Principal Accounting Officer
                                      and Sole Director.