Form 10-Q/A
period 1996-09-30
BIOSONICS INC
filed 1997-04-30
CIK 352715

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______.

                         Commission File Number: 0-11371
                                 BIOSONICS, INC.
             (Exact name of registrant as specified in its charter)


             PENNSYLVANIA                               23-2161932
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

                               260 NEW YORK DRIVE
                       FORT WASHINGTON, PENNSYLVANIA      19034
               (Address of principal executive offices) (Zip Code)

                                 (215) 646-7100
               (Registrant's telephone number including area code)

                                       N/A
         (Former name, former address and former fiscal year, if changed since last report)


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

                                                              Page 1 of 14 pages
                                                     Exhibit Index is on Page 13

                                 BIOSONICS, INC.

                                      INDEX

                                                                                         Page
                                                                                       Number
                                                                                       ------
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Balance Sheets:
                  September 30, 1996 and December 31, 1995                                  3

                  Statements of Loss:
                  Three and Nine Months Ended September 30, 1996 and 1995                   4

                  Statements of Deficit Accumulated:
                  Nine Months Ended September 30, 1996 and 1995                             5

                  Statements of Cash Flows:
                  Nine Months Ended September 30, 1996 and 1995                         6 & 7

                  Statements of Shareholders' Equity - Paid-In-Capital:
                  November 30, 1980 (inception) to September 30, 1996                  8 - 10

                  Note to Financial Statements                                             11

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                      12

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                        12

Item 2.           Changes in Securities                                                    13

Item 4.           Submission of Matters to a Vote of Security Holders                      13

Item 6.           Exhibits and Reports on Form 8-K                                         13

Signatures                                                                                 14

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

--------------------------------------------------------------------------------

                                                               ASSETS
                                                                                          Unaudited
                                                                                        SEPTEMBER 30      DECEMBER 31,
                                                                                             1996            1995
                                                                                        ------------      ------------
Current assets
   Cash (including interest bearing deposits
      of $10 in 1996 and 1995)                                                           $        260     $        260
   Accounts receivable (net of allowance for doubtful
    accounts of $6,000 in 1996 and 1995)                                                        5,682           21,013
   Inventory                                                                                   65,080           70,084
   Prepaid expenses and other current assets                                                    4,853            8,851
                                                                                         ------------     ------------
           Total current assets                                                                75,875          100,208

Equipment, furniture and leaseholds, net
   of accumulated depreciation                                                                 21,006           25,011
Deposits                                                                                        8,431            8,431
                                                                                         ------------     ------------

                Total assets                                                             $    105,312     $    133,650
                                                                                         ============     ============


                                                Liabilities and Shareholders' Deficit

Current liabilities
   Notes payable                                                                         $    243,000     $    660,444
   Accounts payable and accrued expenses                                                    1,681,947        1,691,647
   Bonds unissued                                                                             187,000          187,000
   Proceeds for common stock unissued                                                               0          271,000
                                                                                         ------------     ------------
                Total current liabilities                                                   2,111,947        2,810,091
                                                                                         ------------     ------------


Shareholders' deficit
   Preferred stock - Series A, authorized 10,000,000 shares at $1 par value;
      issued and outstanding - 1,000 shares at December 31, 1995                                    0            1,000

   Preferred stock - Series B, authorized 10,000 shares at $1 par value;
      issued and outstanding - 3,250 shares at December 31, 1995                                    0            3,250

   Preferred stock - Series D, authorized 10,000  shares at $1 par value;
      issued and outstanding - 3,000 shares at December 31, 1995                                    0            3,000

   Common stock - authorized 750,000,000 shares at .0001 par value; issued and outstanding 287,588,936 and 243,333,936 shares at
      September 30, 1996 and December 31, 1995 respectively                                    28,759           24,333

   Capital in excess of par value                                                          11,586,749       10,345,207

   Deficit accumulated during development stage                                           (13,622,143)     (13,053,231)
                                                                                         ------------     ------------

          Total shareholders' deficit                                                      (2,006,635)      (2,676,441)
                                                                                         ------------     ------------

                Total liabilities and shareholders' deficit                              $    105,312     $    133,650
                                                                                         ============     ============




    The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                               STATEMENTS OF LOSS
                                   (UNAUDITED)

                                            NINE MONTHS ENDED          THREE MONTHS ENDED              11/13/80 (INCEPTION)
                                              SEPTEMBER 30,               SEPTEMBER 30,                  TO SEPTEMBER 30,
                                         -----------------------     -----------------------     -----------------------------
                                            1996          1995          1996          1995           1996             1995
                                         ---------     ---------     ---------     ---------     ------------     ------------

Development stage expenses
   Research and development costs        $       0     $  13,267     $       0     $   5,943     $  4,144,553     $  4,137,703
   Professional fees                       109,691        62,004        72,691         8,480        2,732,128        2,629,744
   Other development stage expenses        471,091       371,989       250,853       104,786        7,912,411        7,340,583
                                         ---------     ---------     ---------     ---------     ------------     ------------
     Total development stage expenses      580,782       447,260       323,544       119,209       14,789,092       14,108,030
   Less:  Revenues from cost recovery
            program                             --            --            --            --          118,082          118,082
                                         ---------     ---------     ---------     ---------     ------------     ------------

     Net development stage expenses        580,782       447,260       323,544       119,209       14,671,010       13,989,948
                                         ---------     ---------     ---------     ---------     ------------     ------------

Sales                                       34,911        45,716         5,786        23,190          831,514          779,813
Cost of sales                               23,116        33,097         6,950        18,022          537,893          505,894
                                         ---------     ---------     ---------     ---------     ------------     ------------

     Gross profit                           11,795        12,619       ( 1,164)        5,168          293,621          273,919
                                         ---------     ---------     ---------     ---------     ------------     ------------

Other income
   Investment income                            --            --            --            --          727,551          722,272
   Gain on sale of fixed assets                 --            --            --            --            7,620            7,620
   Other income                                 75         5,279            --            14           20,075           25,279
                                         ---------     ---------     ---------     ---------     ------------     ------------

     Total other income                         75         5,279            --            14          755,246          755,171
                                         ---------     ---------     ---------     ---------     ------------     ------------

Net loss                                 ($568,912)    ($429,362)    ($324,708)    ($114,027)    ($13,622,143)    ($12,960,858)
                                         =========     =========     =========     =========     ============     ============

Loss per common share                    ($   .002)    ($   .002)    ($   .001)    ($   .001)    ($      .055)    ($     .053)
                                         =========     =========     =========     =========     ============     ===========




    The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENTS OF DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
                                   (UNAUDITED)

                                                        NINE MONTHS ENDED                         11/13/80 (INCEPTION)
                                                          SEPTEMBER 30,                             TO SEPTEMBER 30,
                                                --------------------------------           ---------------------------------
                                                   1996                   1995                 1996                  1995
                                                -----------          -----------           -----------           -----------
BEGINNING BALANCE                               (13,053,231)         ($12,531,496)         $          -          $          -


      NET LOSS                                  (   568,912)         (    429,362)         ( 13,622,143)         ( 12,960,858)
                                                -----------          -----------           -----------           -----------


ENDING BALANCE                                  (13,622,143)         ($12,960,858)         ($13,622,143)         ($12,960,858)
                                                 ==========           ===========           ===========           ===========




    The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED             11/13/80 (INCEPTION)
                                                              SEPTEMBER 30,                TO SEPTEMBER 30
                                                        -----------------------     -----------------------------
                                                           1996          1995           1996             1995
                                                        ---------     ---------     ------------     ------------
Cash flows used in operating activities
   Net loss                                             ($568,912)    ($429,362)    ($13,622,143)    ($12,960,858)
                                                        ---------     ---------     ------------     ------------


   Adjustments to reconcile net loss to
     net cash used in operating activities
      Depreciation and amortization                         4,005        13,267          372,688          361,833
      Increase in allowance for doubtful accounts              --            --            6,000            2,000
      Increase in reserve for inventory obsolescence           --            --           40,000           40,000
      Loss on lease abandonment                                --            --           19,550           19,550
      Gain on sale of fixed assets                             --            --        (   7,620)      (    7,620)
      Common stock issued for services                    167,750            --          625,959          458,209
      Common stock issued for product rights                   --            --           12,501           12,501
      Change in
        Accounts receivable                                15,331     (  21,380)      (   11,682)      (   27,850)
        Inventory                                           5,004        13,882       (  105,080)      (  111,805)
        Prepaid expenses and other current assets           3,998     (   3,052)      (    4,853)      (    9,782)
        Accounts payable and accrued expenses             102,824       243,375        1,862,471        1,777,082
                                                          -------       -------        ---------        ---------


          Total adjustments                               298,912       246,092        2,809,934        2,514,118
                                                          -------       -------        ---------        ---------


   Net cash used in operating activities                 (270,000)     (183,270)     (10,812,209)     (10,446,740)
                                                         --------      --------      -----------      -----------


Cash flows from investing activities
   Sale of fixed assets                                 $      --     $      --     $     10,825     $     10,825
   Capital expenditures                                        --       (26,730)     (   363,305)     (   358,774)
   Issuance of note receivable                                 --            --      (    30,000)     (    30,000)
   (Increase) decrease in deposits                             --            --      (     8,431)     (     8,431)
   Decrease in note receivable                                 --            --           30,000           30,000
   Decrease in capitalized patents                             --            --      (    45,690)     (    45,690)
                                                         --------      --------      -----------      -----------

   Net cash provided (used) in investing activities            --       (26,730)        (406,601)     (   402,070)
                                                         --------      --------      -----------      -----------




    The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED            11/13/80 (INCEPTION)
                                                                             SEPTEMBER 30,                TO SEPTEMBER 30,
                                                                     --------------------------     ----------------------------
                                                                         1996            1995           1996             1995
                                                                     ------------    ----------     ------------     -----------
Cash flows from financing activities
   Proceeds for bonds unissued                                                 --            --          190,000         190,000
   Repayments for bonds unissued                                               --            --         (  3,000)       (  3,000)
   Proceeds for common stock unissued                                          --            --          271,000         271,000
   Principal payments of note payable                                    (235,000)      (25,000)        (307,000)       ( 97,000)
   Proceeds from issuance of note payable                                      --        35,000          789,444         814,444
   Decrease in capitalized organization costs                                                --         (  7,453)       (  7,453)
   Proceeds from issuance of preferred stock                              505,000       200,000        1,105,000         500,000
   Proceeds from issuance of common stock                                      --            --        9,181,079       9,181,079
                                                                     ------------    ----------     ------------     -----------

Net cash provided by financing activities                                 270,000       210,000       11,219,070      10,849,070
                                                                     ------------    ----------     ------------     -----------


Net increase (decrease) in cash and cash equivalents                           --            --              260             260
Cash and cash equivalents, beginning                                          260           260               --              --
                                                                     ------------    ----------     ------------     -----------

Cash and cash equivalents, ending                                    $        260    $      260     $        260     $       260
                                                                     ============    ==========     ============     ===========



Schedule of noncash financing transactions:
  Issuance of common stock from
   various items:
        Common stock unissued                                             271,000            --          271,000              --
        Notes payable                                                     182,444            --          182,444              --
        Accounts payable and accrued expenses                             197,524            --          197,524              --
        Preferred stock                                                   725,000            --          725,000              --
        Less common stock issued                                       (1,375,968)           --       (1,375,968)             --
                                                                     ------------                   ------------

   Proceeds from common stock issued                                            0            --                0              --
                                                                     ============                   ============





    The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
               STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL
               NOVEMBER 13, 1980 (INCEPTION) TO SEPTEMBER 30, 1996
                                   (UNAUDITED)

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

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (CONTINUED)
              NOVEMBER 13, 1980 (INCEPTION) TO SEPTEMBER 30 , 1996
                                   (UNAUDITED)

    DATE STOCK                                     PRICE
       ISSUED              NUMBER OF SHARES        PER SHARE                      AMOUNT RECEIVED           NOTES
    ----------             ----------------        ---------                      ---------------           -----
        1988                     100,000                 .25                             25,000              (B)
        1988                   4,227,000                 .20                            845,400              (B)
        1988                      25,000                 .156                             3,906              (C)
        1988                      11,000                 .013                               143              (H)
        1989                     400,000                 .080                            32,000              (B)
        1989                       3,000                 .0938                              282              (H)
        1989                     100,000                 .080                             8,000              (B)
        1990                      25,000                 .010                               250              (H)
        1990                  20,311,000                 .010                           203,110              (B)
        1990                  10,500,000                 .010                           105,000              (B)
        1991                   1,100,000                 .010                            11,000              (B)
        1991                     100,000                 .010                             1,000              (H)
        1991                      48,000                 .0625                            3,000              (L)
        1991                      32,000                 .0625                            2,000              (L)
        1991                   1,100,000                 .010                            11,000              (L)
        1991                   1,100,000                 .010                            11,000              (B)
        1991                     400,000                 .010                             4,000              (C)
        1996                   1,250,000                 .08                            100,000              (M)
        1996                  11,375,000                 .0286                          325,000              (M)
        1996                  16,100,000                 .05                            805,000              (M)
        1996                   1,300,000                 .01                             13,000              (N)
        1996                  12,900,000                 .02                            258,000              (N)
        1996                     300,000                 .03                              9,000              (O)
        1996                     280,000                 .05                             14,000              (O)
        1996                     400,000                 .08                             32,000              (O)
        1996                     100,000                 .065                             6,500              (O)
        1996                     250,000                 .085                            21,250              (O)
        1996                 (15,368,820)                                               - 0  -               (P)
        1996                     420,000                 .0238                           10,000              (N)
        1996                  11,150,000                 .02                            223,000              (N)
        1996                     428,600                 .035                            15,000              (N)
        1996                     250,000                 .04                             10,000              (N)
        1996                   1,075,220                 .05                             53,761              (N)
        1996                     350,000                 .0258                            9,032              (L)
        1996                   1,695,000                 .0345                           59,175              (L)

TOTAL SHARES - COMMON STOCK  287,588,936
---------------------------  ===========
TOTAL PAID-IN CAPITAL                                                                                12,089,003
LESS:  Offering Expenses                                                                                473,495
                                                                                                     ----------
NET PAID-IN CAPITAL - COMMON STOCK                                                   11,615,508
                                                                                     ----------



   The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (CONTINUED)
              NOVEMBER 13, 1980 (INCEPTION) TO SEPTEMBER 30 , 1996
                                   (UNAUDITED)




NOTES

(A)  $1 additional was paid on stock certificate #3.
(B)  Cash purchases.
(C) Represents stock issued in consideration for services rendered. The value assigned was based on the fair market value of the stock on the date the transaction was authorized.
(D) 1,000,000 common stock warrants were issued to the underwriter, Monarch Funding Corporation, at par value ($.0001). On November 15, 1982, these warrants were exercised at $.06 per share.
(E) Represents stock issued in consideration for services rendered and $7,500 cash. The value assigned was based on the fair market value of the stock on the date the transaction was authorized.
(F) Stock issued as part of unit offering. Each unit consisted of 2 shares common stock, 2 Series "A" warrants and 1 Series "B" warrant. No separate value was assigned to the warrants.
(G)  Issued pursuant to the exercise of warrants described in (F).
(H)  Issued pursuant to the employee incentive stock bonus plan.
(I) Issued as part of an offering completed March 26, 1986 for cash and redemption of warrants described in (F).
(J)  Preferred stock cash purchases.
(K) Preferred stock - Series "B" (1,250 shares) to Jack and Sarah Paller in satisfaction of $125,000 of their loan.
(L)  Liabilities converted to common stock.
(M)  Preferred Stock transferred to Common Stock as per agreement.
(N) Issued stock for monies received during time when common stock was not able to be issued.
(O)  Issued stock as payment for services rendered.
(P)  Shares contributed by IMRCH



    The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTE TO FINANCIAL STATEMENTS
                               SEPTEMBER 30 , 1996



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

Results of Operations

Net development stage expenses for the nine and three months ended September 30, 1996 ($471,091 and $250,853 respectively) were higher than those for the comparable periods of the prior year ($371,989 and $104,786 respectively) due to funds spent on the Special Shareholders meeting and the hiring of a Public Relations company. Other development stage expenses include primarily salaries, rent, supplies, transfer agent fees, manufacturing, marketing, public relations and travel expenses. The Company's professional fees for the nine and three months ended September 30, 1996 ($109,691 and $72,691 respectively) were higher than those for the comparable period of the prior year ($62,004 and $8,480 respectively) due to legal and accounting expenses incurred for the Special Shareholders meeting and a retainer paid to the new attorneys hired as counsel to the Company on securities related issues. The Company's sales for the nine and three months ended September 30,1996 were $34,911 and $5,786 respectively as compared to $45,716 and $23,190 respectively for the same periods of the prior year. The decrease in sales resulted primarily from not having available funds to continue the marketing program for its SALITRON System.

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

In addition to the above shares, the Company issued an aggregate of 300,000 Common Stock shares to the Salitron Advisory Board, an aggregate of 650,000 shares of Common Stock were issued to three outside consultants in connection with financial planning and consulting services to be provided to the Company. Also IMRC Holdings, Inc. issued 550,000 shares of the Company's Common Stock held by it to two outside consultants for certain advertising and public relation services provided to the Company, and 3,000,000 shares of the Company's Common Stock held by it for interest on loans made to IMRC. Further, the Company issued an aggregate of 280,000 shares to three doctors for medical consulting services rendered. An aggregate of 14,200,000 shares of Common Stock were issued to eighteen persons who wished to acquire stock but at the time, the company was restricted from issuance since this issuance would have been more than the total authorized.

The Company also issued 15,368,820 shares of Common Stock to approximately 25 individuals in conversion of loans. The loans were originally to IMRC Holdings, Inc. Which then loaned the money to the Company to use for working capital. None of the individuals making the loans were officers, directors or affiliates of the Company. The terms of the loans allowed the loans to be converted into Common Stock of Biosonics, Inc. held by IMRC Holdings. In consideration of the Company assuming the obligations under the loans, including the obligation to issue stock upon conversion of the loans, IMRC Holdings, transferred to the Company 15,368,820 shares of Biosonics Common Stock owned by IMRC Holdings and canceled the indebtedness from the Company to IMRC Holdings.

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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:
               3.1    Articles of Incorporation, as amended (incorporated by
                      reference to the initial 10-Q filing for the period ended
                      September 30, 1996)
               27     Financial Data Schedule

         (b)   Reports on Form 8-K:
               None



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                 BIOSONICS, INC.



Date:   April ________, 1997     By: /s/ Jack Paller
                                    --------------------------------------------
                                 Jack Paller, President, Chairman and Executive
                                 Officer, Principal Financial Officer and
                                 Principal Accounting Officer and Sole Director.