Form 10-K
period 1996-12-31
BIOSONICS INC
filed 1997-04-30
CIK 352715

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 _____________________________________________

                                   FORM 10-K
                 _____________________________________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to _______.

                        Commission File Number:  0-11371
                                BIOSONICS, INC.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                     23-2161932
----------------------------------            ----------------------------------
  (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

                               260 New York Drive
                      Fort Washington, Pennsylvania 19034
             ----------------------------------------------------
              (Address of principal executive offices) (Zip Code)
                                 (215) 646-7100
             ----------------------------------------------------
              (Registrant's telephone number including area code)



       Securities registered pursuant to Section 12(b) of the Act: NONE.

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                               -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. [   ]

Based on the average of the closing bid and asking prices of $.05 as reported on the OTC Bulletin Board on March 31, 1997, the aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $8,312,885.

Indicate the number of shares outstanding of each of the issuers shares of common stock, as of the latest practicable date: As of December 31st 1996, there were outstanding 287,863,936 shares of the Registrant's Common Stock, $.0001 par value.

Documents Incorporated by Reference:   None
================================================================================
                                                              Page 1 of 17 pages

                                     PART I

ITEM 1.  BUSINESS

General Development of Business.

Biosonics, Inc. was incorporated in Pennsylvania in November 1980 as a subsidiary of International Management and Research Corporation ("IMRC").
Since its inception, the Company has been involved in the development and marketing of electrotherapeutic and diagnostic devices to manage and treat several intractable medical conditions, including extreme dry mouth, nasal/sinus congestion, urinary/fecal incontinence and impotence. The Company's non-evasive, electrotherapeutic and diagnostic devices offer relief from and improvement to such distressing disorders without drug related side effects or the ultimate need for surgery. The Company has received six patents on its devices. Further, the Company has received FDA approval for marketing the Salitron(R) (dry mouth), Cystotron(TM) (urinary incontinence), Anotron(TM) (fecal incontinence) and the BIDDS(TM) Glove (diagnostic tool).

The Company's initial focus was on the marketing of the Salitron, a device which induces salivation in certain persons who otherwise do not salivate normally. Recently, Biosonics has decided to concentrate its resources on marketing the Cystotron device for urinary incontinence. In connection with this effort, Dr. Kristene Whitmore, Chief of Urology at Graduate Hospital in Philadelphia, has agreed to participate in market studies for the Cystotron device. These studies would be conducted at assisted living environments and retirement communities. There can be no assurances, however, that the Company will be able to conduct such studies due to its limited financial resources.

Narrative Description of Business.

The Company has developed various electro-therapeutic devices, six of which have been patented, and four of which have received FDA approval for marketing. The electro-therapeutic technology developed by the Company is based on the stimulation of nerves using the body's natural resources, to create a positive response in malfunctioning body organs and systems. All of the Company's developed devices are portable, battery-operated, non-surgical and non-invasive, and the Company believes that to date such devices have had no adverse side effect in any active user.

Biosonics plans to engage an electrical/medical engineer by mid-year, to negotiate with external manufacturing contractors for the turnkey manufacturing of the Salitron and Cystotron devices, as well as the BIDDS Glove, assuming the availability of funds for such a purpose. The manufacturing of these devices will be subject to regulatory requirements as outlined in "Governmental Regulation" herein and also to the availability of funds for such purposes. Biosonics warrants that its devices will be free from malfunction caused by manufacturing defects for 12 months from the date of purchase.

         Salitron. This device induces salivation in certain persons who otherwise do not salivate normally. Lack of normal salivation can be caused by Sjogrens Syndrome (an autoimmune disease), other diseases, medication,
radiation, surgery or aging.   U.S. Patent No. 4,519,400, covering the method
for stimulating salivation utilized by a prior concept for the Salitron System, was issued to Biosonics on May 28, 1985. Biosonics believes, although there is no assurance, that the current versions of the SALITRON System are protected by such patent. U.S. Patent No. 4,637,405, covering the apparatus utilizing that prior concept, was issued to Biosonics on January 20, 1987. Biosonics also was issued parallel patents by seven foreign countries, although such foreign patents have lapsed due to a lack of funds. FDA clearance for commercial sale was received through a pre-market approval (PMA) application process in May 1988 for use in treating patients with dry mouth secondary to Sjogrens Syndrome.

In 1988, Biosonics commenced marketing the Salitron through five "Dry Mouth Centers" that were owned by independent third parties. Centers were opened in Philadelphia, Pennsylvania; North Miami Beach, Florida; Baltimore, Maryland; Fairfield, Connecticut; and Denver, Colorado, and a center controlled by Biosonics was opened in Milwaukee, Wisconsin. The independent dry mouth centers were granted the exclusive marketing and distribution rights in their respective territories. In 1990, however, as a result of the failure of the dry mouth centers to meet minimum purchase requirements, Biosonics decided to discontinue the centers.

Biosonics has lacked the necessary funds to implement a marketing program for any of its devices. As indicated, Biosonics' initial marketing efforts were for the Salitron and involved efforts to obtain Medicare reimbursement for the Salitron. On May 23, 1994, a proposed Notice was published in the Federal Register by the Federal Healthcare Financing Administration ("HCFA") that it intended to disapprove Biosonics' application for Medicare, although no final notice has yet been published. In 1996, Biosonics met with HCFA officials to urge a reevaluation of its intent to disapprove the Company's request for reimbursement approval. In February 1997, HCFA advised Biosonics that it had examined its previous position and concluded that absent additional information, Medicare reimbursement for the Salitron was not warranted under current law. As a result, the Company has engaged a Washington DC law firm to explore with HCFA the extent of additional information that HCFA will require. However, 40 private plans are currently reimbursing Biosonics for patients' use of the Salitron system and Medicaid reimbursement has been obtained in four states. There is no assurance that such reimbursement will continue to be available or will be at price levels sufficient to realize an appropriate
return to Biosonics.   Further, Biosonics cannot predict the effect, if any, on
the reimbursement from the private plans and Medicaid in the event that HCFA does publish a final notice of non-coverage of the Salitron system for Medicare purposes, and there is a risk that some or all of the Medicaid reimbursement could be discontinued in such event.

Biosonics is currently directing the marketing of the Salitron to rheumotologists, ear nose and throat specialists, and dentists. Under this program each physician and dentist is supplied with a Salitron, training materials along with a video, and asked to test their patients who suffers from dry mouth. This marketing effort was put on hold as too many potential patients are Medicare age who cannot afford to purchase the Salitron without Medicare coverage.

         Cystotron and Anotron System. These devices counteract urinary (Cystotron) and fecal (Anotron) incontinence. The Cystotron and Anotron have been cleared for sale by the FDA under two separate 510(k) submissions (See "Governmental Regulation," below). Biosonics has received a patent covering the Cystotron and Anotron and the method of treatment of incontinence utilized by these devices (U.S. Patent No. 5,117,840).

In 1996, Biosonics signed an agreement with Dr. Kristene Whitmore, Chief of Urology at Graduate Hospital in Philadelphia, who will act as Chief Investigator in a market study for the Cystotron. This study will comprise of two phases, assuming funds are available. Phase one will primarily be directed at the retirement community and phase two will primarily be directed to those in the post birth delivery age group. The purpose of this study will be to confirm safety and effectiveness of the Cystotron for advertising purposes and recognition and acceptance in the medical community

         BIDDS Glove. This diagnostic tool is a modified surgical grade latex glove on which is imprinted specialized electronic circuitry. The BIDDS Glove is intended to be utilized in connection with certain of

Biosonics' therapeutic devices as a means of delivering or receiving electrical energy to or from the patient. The market for the BIDDS Glove is, therefore, largely co-extensive with the markets for the Company's other
products.   Biosonics was issued a United States patent (U.S.  Patent No.
4,510,939) covering a prototype version of the BIDDS Glove on April 16, 1985 and was issued a United States patent (U.S. Patent No. 4,765,343) covering the current version of the BIDDS Glove on August 23, 1988. The modified version is referred to as the BIDDS Glove II. Although several foreign patents in favor of the BIDDS Glove were issued, Biosonics has allowed them to lapse due to lack of funds.

Subject to the availability of funding, the Company intends to market the BIDDS Glove as a diagnostic tool for the physicians use in testing the patients.
This test is designed to help the physician determine whether the patient has the ability respond positively to the Company's therapeutic devices, such as the Cystotron, Anotron and MEGS. The Company also intends to use the BIDDS Glove in the studies outlined in the Cystotron section.

         MEGS. The MEGS(TM) (Male Electronic Genital Stimulator) is a device designed to counteract male impotence. On September 24, 1985, Biosonics was issued a United States patent (U.S. Patent No. 4,542,753) covering the method and apparatus for stimulating erections utilized by the MEGS Stimulator. Although several foreign patents were obtained, Biosonics allowed them to lapse due to lack of funds. Biosonics has also received a patent (U.S. Patent No. 4,663,102) covering methods for making certain components of the MEGS Stimulator. Further clinical studies are necessary before this device can be submitted to the FDA for marketing clearance or approval.

         Nasotron. The Nasotron(TM) is a self-contained non-surgical device intended to clear obstructed nasal-sinus passages, thereby countering pollen responses and other allergies and postnasal problems without the use of drugs. Biosonics has received United States Patent No. 4,590,942 with respect to the
Nasotron.   Although several foreign patents were obtained, these patents have lapsed due to lack of funds. Subject to the availability of additional funding, Biosonics plans to commence dosage studies for the Nasotron on patients to determine the optimal intensity and duration of the electronic impulse. After completion of the dosage study, assuming funds are available, a double blind clinical study performed under protocols acceptable to the FDA will be conducted and submitted to the FDA for approval prior to the commercial sale of the Nasotron. See "Governmental Regulation" below.

         Other Devices. In addition to the products outlined above, Biosonics has begun development or may in the future begin the development of other medical devices. Additional funds will be required to further the development, patent and submission for FDA approval of these devices. Biosonics is developing the Vagitron(TM), which is a device designed to stimulate vaginal secretions in women with vaginal secretory deficiencies and to aid normal sexual function. The Immunotron(TM) is a device designed to influence the cerebral nervous system which in turn will activate the body's immune system. Other devices in development stages are intended to reduce cancerous cells in certain tumors in conjunction with chemotherapy and a device intended to accelerate wound healing by stimulating cell migration.

Biosonics believes that it will be required to raise substantial additional capital through the issuance of equity and/or debt securities in order to finance continuing research and development, regulatory approval, marketing, manufacturing and other activities related to the successful marketing and sale of the devices described above. There is no assurance that such additional financing will be available on terms acceptable to it in the future. No substantial development of any additional devices has occurred to date and there is no assurance that any such development will be commenced or, if commenced, will be successfully completed.

Governmental Regulation

Biosonics' products are subject to extensive government regulation in the United States and in other countries. In order to test, produce and market products for use in the treatment of humans, Biosonics must first comply with mandatory procedures and safety standards established by the FDA and comparable state and foreign regulatory agencies. The Food, Drug and Cosmetic Act (the "FDC Act") requires premarket clearance or premarket approval by the FDA prior to commercialization of medical devices. Pursuant to the FDC Act, the FDA regulates the manufacture, distribution and production of medical devices in the United States.

Before a new device can be introduced into the market, the manufacturer generally must obtain FDA clearance through either a 510(k) premarket notification or a premarket approval application ("PMA"). A 510(k) clearance is only available for devices which are "substantially equivalent" to devices that have been previously approved by the FDA. The principal purpose of the 510(k) procedure is to avoid costly and time-consuming clinical tests of devices that have already been proven safe and effective by others. Applicants under the 510(k) procedure must prove that the device for which approval is sought is substantially equivalent to a device on the market prior to the Medical Device Amendments of 1976, or a device approved thereafter pursuant to the 510(k) procedure.

A PMA must be filed if the proposed device does not satisfy the foregoing conditions relating to the 510(k) procedure. The PMA procedure is more complex, time-consuming and costly than the 510(k) procedure. In general, the PMA procedure requires extensive clinical testing to determine the safety, efficacy and potential hazards of the medical device. In order to obtain permission to conduct human clinical studies under the the FDA. If the IDE application is approved, human clinical trials may begin at a specific number of investigational sites with a minimum specific number of patients, as approved by the FDA. The clinical trials must be conducted under the auspices of an independent Institutional Review Board ("IRB") established pursuant to FDA regulations. Upon the completion of all required testing under the IDE, substantial proof of safety and efficacy must be submitted to the FDA before the final PMA will be granted. The PMA process can be expensive, uncertain and lengthy, frequently requiring from one to several years from the date the PMA is accepted by the FDA. If granted, the PMA approval may include significant limitations on the indicated uses for which a product may be marketed and may require inspection of the manufacturing facility to ensure compliance with the FDA's requirements.

Biosonics' clinical testing of its Salitron System was conducted pursuant to IDEs obtained through IRBs. In May 1988, Biosonics received FDA approval for the sale of the Salitron System. Biosonics received approval from the FDA in November 1986 to sell the Anotron and Cystotron Incontinence Control System under separate 510(k) notification submissions.

Biosonics has not obtained 510(k) clearance or PMA for any of its other devices. Delays or the failure to receive such clearance or approval of such devices could have an adverse impact on Biosonics.

Devices which have been developed by Biosonics, but which have not been approved for commercial distribution in the United States, may be exported if the FDA approves a request from Biosonics for permission for export. The FDA requires that Biosonics obtain approval from the foreign country to which the device will be exported and comply with the laws of the foreign country. Nonetheless, the FDA could still deny permission to export if it determines that export is contrary to public health and safety. Biosonics has not submitted such a request to the FDA for the export of its products, and no decision has yet been made whether it will do so in the near future.

Biosonics is also required to register with the FDA as a device manufacturer. In addition, the Company is required to comply with the FDA's Good Manufacturing Practices regulations. The FDA has authority to conduct detailed inspections of manufacturing plants, to establish "good manufacturing practices" which must be followed in the manufacture of medical devices, to require periodic reporting of product defects to the FDA, to take regulatory actions against devices that are adulterated and/or misbranded, and to pursue actions in federal court against companies or individuals that violate the FDC Act. The medical device reporting regulations require the Company to provide information to the FDA whenever there is evidence to reasonably suggest that one of its devices may have caused or contributed to death or serious injury, or that there has occurred a malfunction that would be likely to cause or contribute to death or serious injury if the malfunction were to recur.

The Safe Medical Device Act of 1990 (the "SMD Act") affects medical device manufacturers in several areas, including post-market surveillance and device tracking procedures. The SMD Act gives the FDA expanded emergency recall authority, requires the submission of a summary of the safety and effectiveness in the 510(k) process and adds design validation as a requirement of good manufacturing practices. The SMD Act also requires all manufacturers to conduct post-market surveillance on devices that potentially present a serious risk to human health, and requires manufacturers of certain devices to adopt device tracking methods to enable patients to receive required notices pertaining to such devices they receive. Management does not believe that the SMD Act will have a material impact on Biosonics or its operations.

Federal law preempts states or their political subdivisions from regulating medical devices. Upon application, the FDA may permit state or local regulation of medical devices which is either more stringent than federal regulations or is required because of compelling local conditions. Biosonics does not anticipate that any state or local requirements which may be exempted from preemption will have a materially adverse effect on Biosonics financial condition or operations. However, there is no assurance that, in the future, state or local requirements may not have a substantial effect on Biosonics. If Biosonics seeks to market its devices outside of the United States, Biosonics may also be subject to regulation by foreign governments.

Health care reform is an area of national attention. If reform measures are adopted, they could adversely affect the pricing of diagnostic and therapeutic devices in the United States or the amount of reimbursement available from third-party insurers. The impact of these measures upon Biosonics cannot be predicted.

Third Party Reimbursement

The Company believes that the overall escalating cost of medical products and services has led and will continue to lead to increased pressures upon the health care industry to reduce the cost of certain products and services, which may include those of the Company. These cost pressures are leading to increased emphasis on the price and cost-effectiveness of any treatment regimen and medical device. In addition, third party payors, such as governmental programs, private insurance plans and managed care plans that are billed by hospitals for such health care services, are increasingly negotiating the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payor, was experimental or was used for an unapproved indication.

As stated previously, on May 23, 1994, a proposed Notice was published in the Federal Register by the Federal Healthcare Financing Administration ("HCFA") that it intended to disapprove Biosonics' application for Medicare, although no final notice has yet been published. In 1996, Biosonics met with HCFA officials to urge a reevaluation of its intent to disapprove the Company's request for reimbursement approval. In February of 1997, HCFA advised Biosonics that it had examined its previous position and concluded that absent additional information, Medicare reimbursement for the Salitron was not warranted under current law. As a result, the Company has engaged a Washington DC law firm to explore with HCFA the extent of additional information that HCFA will require. However, 40 private plans are currently reimbursing Biosonics for patients' use of the Salitron system and Medicaid reimbursement has been obtained in four states. There is no assurance that such reimbursement will continue to be available or will be at price levels
sufficient to realize an appropriate return to Biosonics.   Further, Biosonics
cannot predict the effect, if any, on the reimbursement from the private plans and Medicaid in the event that HCFA does publish a final notice of non-coverage of the Salitron system for Medicare purposes, and there is a risk that some or all of the Medicaid reimbursement could be discontinued in such event.

Competition

Biosonics is unaware of any other company which is currently developing devices similar to the Salitron System, although there are other companies engaged in research and development using electro-therapeutic devices. The Company is aware of one other such company that has developed a product similar to Biosonics' Cystotron. Biosonics is not aware of any device that would be in direct competition to the Anotron. Biosonics is not aware of any developed diagnostic tools that would be considered direct competition for the BIDDS
Glove.   There are other companies engaged in research and development in the medical field, many of which are well established and have greater financial and marketing resources then the Company. One or more companies might develop products that address the same or similar medical problems as those being developed by Biosonics, and be in the position to market them more successfully than Biosonics.

Employees

As of December 31, 1996, Biosonics had seven employees, of which five are full-time and two are part-time.

Product Liability

Since Biosonics' devices are intended for use in the treatment of human diseases and conditions, Biosonics faces an inherent risk of exposure to product liability claims in the event that the use of its devices results in unanticipated personal injury. Although Biosonics carries products liability insurance, there can be no assurance that it will be able to maintain such insurance with the limits of liability necessary and at premiums that are acceptable to it or that liability will not exceed the insured amount. At the present time, its products liability coverage is $1,000,000 per occurrence with a $5,000 deductible. If a substantial claim for damages were to arise at a time when Biosonics did not have adequate insurance or its coverage was insufficient to cover the claim, payment of such a claim would have a material adverse impact on the financial condition of Biosonics and on its ability to continue its business activities. In addition, the legal fees and related costs of defending or settling a products liability action and the negative publicity likely to arise therefrom may have a material adverse impact on Biosonics, even if it ultimately prevailed in any such action.

Salitron Medical Advisory Board

Biosonics Salitron Medical Advisory Board (the "Advisory Board") consists of individuals with expertise in the field related to Sjogren's Syndrome. It is anticipated that the Advisory Board will consult informally with Biosonics on an as-needed basis. Biosonics agreed to pay the Chairman of the Advisory Board $25,000 for his first year of service and grant him 100,000 shares of Common Stock. The other members of the Advisory Board will each receive 50,000 shares of Common Stock. The issuance of the shares is conditioned upon the Advisory Board member serving for a minimum of two years. Except for Elaine Harris, who is the founder of the Sjogren's Syndrome Foundation, all of the members of the Advisory Board are employed by or retired from academic
institutions or are practicing physicians.   Each of the members has other
commitments to other entities that may limit their availability to Biosonics. Members of the Advisory Board are not expected to devote more than a small portion of their time to Biosonics.

Although the Advisory Board did not formally meet in 1996, its members have assisted the Company in 1996 in the form of interviews published in various magazine articles and broadcast radio shows regarding the Salitron System.

              Name                       Institutional Affiliation or Occupation
-----------------------------            -----------------------------------------------------
Norman Talal, M.D.                       Retired, The University of Texas
                                         7703 Floyd Curl Drive, San Antonio TX 78284
Norman Gaylis, M.D.                      Rheumatologist, Private Practice
                                         160 N.W. 170th St., North Miami Beach FL  33169

Jonathon Ferguson, M.D.                  Rheumatologist, Private Practice
                                         345 Executive Prkway, Suite L-1, Rockford   IL  61107

Elaine Harris                            Founder, Sjogren's Syndrome Foundation
                                         29 Galeway Drive, Long Island, NY 11021

James Quinn, D.D.S.                      Retired, Louisiana State University, School of Dentistry
                                         1100 Florida Ave., New Orleans, LA   70119


ITEM 2.  PROPERTIES.

Biosonics leases approximately 2,500 square feet of office space in Fort Washington, Pennsylvania pursuant to a lease that has been extended to September 1998. Lease payments currently equal approximately $3,336 per month.

ITEM 3.  LEGAL PROCEEDINGS.

Henry Brenman filed a lawsuit against the Company and it's president Jack Paller, on March 6, 1996, in the United States District Court for the Eastern District of Pennsylvania, Docket No. 96-CV-1755. In the lawsuit, Mr. Brenman claimed that the Company and Mr. Paller were obligated to provide Mr. Brenman with documentation releasing the restriction the transfer of Mr. Brenman's shares under Rule 144 promulgated under the Securities Act of 1933. Mr. Brenman also asserted that he had suffered a monetary loss as a result and sought damages in excess of $50,000. The lawsuit was settled and voluntarily terminated by Mr. Brenman in May 1996. Neither the Company nor Mr. Paller incurred any obligations or liabilities in connection with the settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

w                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

                                                            High Bid                 Low Bid
                                                            --------                 -------
                 1996
                 ----
                 First Quarter                                $.08                    $.025
                 Second Quarter                                .12                     .055
                 Third Quarter                                 .195                    .065
                 Fourth Quarter                                .12                     .04

                 1995
                 ----
                 First Quarter                                 .055                    .01
                 Second Quarter                                .065                    .02
                 Third Quarter                                 .05                     .01
                 Fourth Quarter                                .042                    .01

The quotations set forth above reflect inter-dealer prices without mark-up, mark-down or commissions, and may not necessarily represent actual transactions on the OTC Bulletin Board. As of December 31, 1996, there were approximately 10,500 record holders of the Company's Common Stock. The Company has not, since its inception, declared any dividends.

During the fourth quarter of 1996, Biosonics' Common Stock was issued in an aggregate of 75,000 shares to two persons in November 1996 for $3,000 of interest on loans received by the Company, and 200,000 shares were issued in November 1996 to an accredited investor for $10,000 of funds received by the Company. In December 1996, additional funds of $45,000 were received and loaned to the Company by three persons without any stock issuances. The Company believes that these transactions were made pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, inasmuch as the shares were sold in privately negotiated transactions with a limited number of investors.


ITEM 6.  SELECTED FINANCIAL DATA.

                                                                    Year Ended December 31
                                             ---------------------------------------------------------------------
Statement of Loss Data:                           1996           1995           1994           1993           1992
-----------------------                           ----           ----           ----           ----           ----
Development stage expenses:
    Research and development costs           $  21,500       $ 20,117       $  5,160       $  8,669       $  8,866
    Professional fees                          130,050         54,697         49,507        101,750         77,448
    Other development stage expenses           560,958        472,726        338,102        271,048        294,088
                                             ---------       --------       --------       --------       --------
       Total development stage expenses      $ 712,508       $547,540       $426,713       $329,224       $404,624
    Less: Revenue from cost recovery program      -              -              -              -              -
                                             ---------       --------       --------       --------       --------
    Net development stage expenses           $ 712,508       $547,540       $426,713       $329,224       $404,624
Sales                                        $  40,774       $ 62,506       $ 21,939       $ 30,578       $ 26,687
Cost of sales                                   30,208         41,980         17,817         45,461         30,432
                                             ---------       --------       --------       --------       --------
Gross profit (loss)                          $  10,566       $ 20,526       $  4,122       $(14,883)      $ (3,745)
Other income
    Investment income                        $    -          $   5,279      $   -          $   -          $   -
    Miscellaneous income                            75          -               -              -              -
    Gain on sale of equipment                     -             -               -                75          2,778
                                             ---------       --------       --------       --------       --------
                                             $      75       $  5,279       $   -          $     75       $  2,778
                                             ---------       --------       --------       --------       --------
    Net loss                                ($701,867)      ($521,735)     ($422,591)     ($344,107)     ($408,294)
    Loss per common share                      ($.003)         ($.002)        ($.002)        ($.001)        ($.002)

                                                                          As of December 31,
                                           ------------------------------------------------------------------------
Balance Sheet Data:                                1996           1995           1994           1993           1992
-------------------                                ----           ----           ----           ----           ----
Working Capital (Deficit)                  ($2,150,027)   ($2,709,883)   ($2,477,004)   ($2,059,248)   ($1,723,651)
Total Assets                                $   96,190     $  133,650     $  119,445     $  125,009     $  160,803
Total Liabilities                           $2,222,779     $2,810,091     $2,574,151     $2,157,124     $1,848,811
Shareholders' Deficit                      ($2,126,589)   ($2,676,441)   ($2,454,706)   ($2,032,115)   ($1,688,008)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Liquidity and Capital Resources

Biosonics' primary sources of funds to date have been proceeds from the sale of its securities and investment income on such proceeds including loans and advances for security purchases through offerings.

In July 1996, the Company amended its Articles of Corporation pursuant to which the Company increased the authorized number of shares of Common Stock from 250,000,000 shares to 750,000,000 shares. On July 30, 1996, all stock that had been previously purchased but unissued due to the unavailability of shares of authorized Common Stock of the Company were issued. The total number of shares issued was 14,200,000 shares. In addition, all holders of Preferred Stock, including Series A, Series B and Series D, converted their Preferred Shares into Common Stock of the Company pursuant to the formula set forth in their respective Preferred Stock Agreements. Series D Preferred Stock was amended in May 1996 to increase the available Preferred Stock from 5,000 shares to 10,000 shares. Series B Preferred Stock was amended in April 1996 to allow the holders of Series B to convert their stock. The total number of shares of Common Stock issued as a result of the conversion of all the Preferred Stock was 28,725,000 shares, including 7,000,000 shares to IMRCH and 4,375,000 shares issued to Jack Paller pursuant to the conversion of their respective shares of Preferred Stock Series B.

In addition to the foregoing issuances and conversions during the year ended December 31, 1996, (i) the Company issued an aggregate of 300,000 Common Stock shares to the Salitron Advisory Board, and (ii) an aggregate of 750,000 shares of Common Stock were issued to three outside consultants in connection with financial planning and consulting services provided to the Company. Also IMRCH issued 550,000 shares of the Company's Common Stock held by it to two outside consultants for certain advertising and public relations services. Further, the Company issued an aggregate of 280,000 shares to three doctors for medical consulting services rendered. An aggregate of 14,200,000 shares of Common Stock were issued to eighteen persons who had previously sought to acquire stock in 1990 and 1992, but which at the time, the Company was restricted from issuing because such issuances would have exceeded the total authorized shares of Common Stock.

The Company also issued 15,368,820 shares of Common Stock to approximately 25 individuals in conversion of loans. These loans were originally made to IMRC, which then loaned the money to the Company to use for working capital. None of the individuals making the loans were officers, directors or affiliates of the Company. The terms of the loans allowed the loans to be converted into Common Stock of Biosonics, Inc. held by IMRCH. In consideration of the Company's assuming the obligations under the loans, including the obligation to issue stock upon conversion of the loans, IMRCH, transferred to the Company 15,368,820 shares of Biosonics Common Stock owned by IMRCH and canceled the indebtedness owed from the Company to IMRC.

The Company, as of December 31, 1996, owes an aggregate of $150,000 in interest bearing loans, $115,000 of which is payable to Jack Paller, and an aggregate of $93,000 in non-interest bearing loans. In 1989, Biosonics offered to its shareholders the right to subscribe for 11-1/2% convertible subordinated debentures, which offering was terminated by Biosonics prior to completion.
The debentures were never issued and, due to a lack of funds, except for $4,000 which was paid back to investors in 1990, the proceeds raised were never returned to the investors. In 1990, Biosonics offered the investors the right to convert their debentures into Common Stock, and investors who purchased an aggregate of $16,000 of the debentures converted their debentures into 1,180,000 shares of Common Stock. There is still an outstanding balance of $187,000.

Biosonics will require additional funds in the immediate future to continue its operations. Biosonics may receive a portion of such funds from sales of the Salitron System. Biosonics is considering obtaining funds through venture capital or other private or public financing, joint venture or merger transactions and research and development partnership financing. Biosonics has engaged a consultant to find funding sources. There is no assurance that the Company will be successful in obtaining financing or terms favorable to the Company, or at all.

Biosonics does not have any material commitments for capital expenditures, although management is considering making capital expenditures during 1997 in connection with the manufacturing of the Cystotron System, if funds become available. The extent of the development or testing, if any, of Biosonics' other devices will depend on the availability of funds, and there is no assurance that development or testing of the devices will occur or be successful.

Results of Operations

Biosonics' net development stage expenses increased, $164,968, or 30%, in 1996 as compared to 1995 primarily due to arrangements with consultants for the Company in the areas of public relations and as medical advisors, and one-time expenses incurred in connection with the Company's special shareholders meeting. Professional fees were increased due to the special shareholders meeting, and a retainer was paid to the new attorneys hired as counsel to the Company on securities related issues.

Product sales decreased to $40,774 in 1996 as compared to $62,506 in 1995 as a result of the discontinuance of the marketing program due to lack of funds.

The lack of investment income during 1996 and 1994 reflects the absence of funds available for investment, and the increase in 1995 as compared to 1996 and 1994 was due to Biosonics' private offering of its Preferred Stock in 1995. During 1996 and 1995, Biosonics concentrated its efforts and resources on obtaining Medicare approval which was not obtained; see "Item 1, Part 1-Business". Biosonics' professional fees consist primarily of legal, accounting and consulting fees. Other development stage expenses include primarily salaries, rent, supplies, transfer agent fees, manufacturing, marketing, public relations and travel expenses.

The Company believes there will be no significant adverse impact from inflation and changing prices on the Company's operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of Biosonics are set forth in Item 14 of this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information about the sole director and officer of Biosonics.

Jack Paller, age 69, has been Treasurer and a director of Biosonics since its inception in 1980. In January 1987, he became Chairman and Chief Executive Officer of Biosonics. He also served as President of Biosonics from its inception until January 1987 and from October 1987 to December 1987 and has served as President since May 1990. Currently, Mr. Paller also serves as President and a director of IMRC Holdings, Inc. and serves as President, Treasurer and a director of International Management & Research Corporation.

Directors of Biosonics hold office for the ensuing year and until their respective successors have been duly elected and qualified.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires Biosonics' officers and directors, and persons who own more than ten percent (10%) of Biosonics' Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required to furnish Biosonics with copies of all Section 16(a) forms they file.

Biosonics notes that IMRC Holdings, Inc. may have been required to file, and has not filed, Forms 4 reporting certain of the transactions in Biosonics' Common Stock. In addition, Mr. Paller did not file Forms 4 or 5 reflecting gifts aggregating approximately 3,800,000 of shares of Biosonics Common Stock during 1992, 1993 and 1996, and conversions of preferred stock to common stock in 1996.

ITEM 11.         EXECUTIVE COMPENSATION.

                           Summary Compensation Table

                                                        Annual Compensation
                                                   ----------------------------
         Name &                                             Salary        Bonus
         Principal Position                        Year        $            $
         ------------------                        ----     ------        -----
         Jack Paller, President, Chairman          94       103,000(1)      --
         and Chief Executive Officer               95       103,000(1)      --
                                                   96       103,000(1)      --

________________________________
         (1) Mr. Paller, the Company's sole director and executive officer, has deferred the receipt of his salary every year from the year ended December 31, 1990 through December 31, 1996, and Mr. Paller did not receive or defer any other benefits or compensation for serving as an executive officer of Biosonics during those years. In his capacity as an executive officer of IMRC, Mr. Paller deferred his salary from IMRC for the years ended December 31, 1989 through 1996, including $42,000 of deferred salary per year for the years ended December 31, 1994, 1995 and 1996.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

The following table lists the number of shares of Biosonics' Common Stock beneficially owned by all persons known to Biosonics to be beneficial owners of more than 5% of Biosonics' Common Stock and by the sole director and officer of Biosonics and the percentage of all outstanding shares held by such person:

         Name of Beneficial Owner                              No.  of Shares           Percentage
         ------------------------                              --------------           ----------
         Jack Paller (1)                                          11,467,300                 4.0%

         IMRC Holdings, Inc., a wholly-owned                      110,138,930               38.26%
         subsidiary of International Management &
         Research Corporation (2)

___________________
(1) Mr. Paller's address is 260 New York Drive, Fort Washington, Pennsylvania 19034
(2) The address of IMRC Holdings, Inc. is 106 Quigley Boulevard, New Castle, Delaware 19720.

All of the shares of common stock of Biosonics owned by IMRCH and Jack Paller are subject to a securities restriction agreement which prevents any sales by them of the Common Stock of Biosonics at less than $.05 per share.

ITEM 13          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 1989, Mr. Paller and his late spouse loaned $250,000 to Biosonics at an interest rate of 1 1/2 % over the prime rate charged by CoreStates Bank, not to exceed an annual rate of 18%. The loan is payable on demand and is secured by all of Biosonics' assets. During 1989, 1,250 shares of Biosonics' Preferred Stock, Series B, were issued to Mr. Paller and his spouse in satisfaction of $125,000 of their loan. During 1991, Mr. Paller loaned Biosonics an additional $10,000. The highest principal amount outstanding under these loans during 1996 was $135,000. Mr. Paller has also loaned $11,000 to IMRC. During 1996, Preferred Stock Series B was converted to Biosonics Common Stock, (see Item 7) and loan payments were made to Mr. Paller which brings the total outstanding balance to $115,000.

The Company also issued 15,368,820 shares of Common Stock to approximately 25 individuals in conversion of loans. These loans were originally to IMRC, which then loaned the money to the Company to use for working capital. None of the individuals making the loans were officers, directors or affiliates of the Company. The terms of the loans allowed the loans to be converted into Common Stock of Biosonics, Inc. held by IMRCH. In consideration of the Company's assuming the obligations under the loans, including the obligation to issue stock upon conversion of the loans, IMRCH, transferred to the Company 15,368,820 shares of Biosonics Common Stock owned by IMRCH and canceled the indebtedness from the Company to IMRC.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM
8-K.

         (A)     Financial Statements & Exhibits

         1.      Financial Statements                                                                 Page
                                                                                                      ----
                 Auditors' Report                                                                     F-1
                 Balance Sheets at December 31, 1996 and 1995                                         F-3
                 Statements of Operations for Each of the Three Years in the
                    Period Ended December 31, 1996 and the Period from
                    November 13, 1980 (Inception) to December 31, 1996                                F-5
                 Statements of Changes in Shareholders' Equity (Deficiency)
                    for the Period from November 13, 1980 (Inception) to
                    December 31, 1996                                                                 F-6
                 Statements of Cash Flows for Each of the Three Years in the
                    Period Ended December 31, 1996 and the Period from
                    November 13, 1980 (Inception) to December 31, 1996                                F-14
                 Notes to Financial Statements                                                        F-16

         2. All schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes therein.

         3.      Exhibits

                 *3.1       Articles of Incorporation as amended (Registrant's
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 1996)

                 *3.5 By-laws of Registrant, as amended. (Exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1983 ["1983 Form 10-K"]).

                 *3.6       Amended and Restated Article VII of the
                            Registrant's Bylaws as adopted on May 7, 1987.
                            (Exhibit 3-b.1 to 1988 Form 10-K).

                 *3.7       Amendment to Registrant's By-Laws (Exhibit 3.7 to
                            Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 ["1994 Form 10-K"]).

                 *10.1 Agreement between Registrant and IMRC with respect to opportunities in the field of medical technology.
                            (Exhibit 10 to 1981 Form 10-K).

                 10.2       Lease dated October 1, 1996, between Biosonics and
                            New York Drive Associates L.L.C.

                 *10.6      Securities Restriction Agreement dated September
                            30, 1987 between Registrant and International
                            Management & Research Corporation, Jack and Sarah
                            Paller, and Henry S. Brenman. (Exhibit 10-f to 1987
                            Form 10-K).

                 *10. 16 Note in the amount of $250,000, dated June 27, 1989, of Biosonics, Security







                            Agreement, dated June 27, 1989, between Biosonics and Jack and Sarah Paller and Assignment of Patent as Collateral Security, dated June 27, 1989, of
                            Biosonics. (Exhibit 10.16 to 1989 Form 10-K).

                  *21.      Subsidiaries. (Exhibit 21 to 1994 Form 10-K).

                   27.      Financial Data Schedule

         (B)     Reports on 8-k

         The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1996.
_____________________
*      Incorporated by reference.

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)

                                      * * *

                        December 31, 1996, 1995 and 1994

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                                    CONTENTS
                        December 31, 1996, 1995 and 1994



                                                                                            Page number

Auditors' Report                                                                             F-1 & F-2


Financial Statements:

  Balance Sheets at December 31, 1996 and 1995                                               F-3 & F-4

  Statements of Operations for Each of the Three Years in the Period Ended
   December 31, 1996 and the Period from November 13, 1980
   (Inception) to December 31, 1996                                                                F-5

  Statements of Changes in Shareholders' Equity
   (Deficiency) for the Period from November 13,
   1980 (Inception) to December 31, 1996                                              F-6 through F-13

  Statements of Cash Flows for Each of the Three Years in the Period Ended
   December 31, 1996 and the Period from November 13, 1980
   (Inception) to December 31, 1996                                                        F-14 & F-15

  Notes to Financial Statements                                                      F-16 through F-30

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Biosonics, Inc.
(A Development Stage Enterprise)


         We have audited the accompanying balance sheets of Biosonics, Inc. (a development stage enterprise) as of December 31, 1996 and 1995, and the related statements of operations, changes in shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosonics, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net shareholders' deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Also, in our opinion, the amounts shown in the statements of operations and cash flows under the caption "Period from November 13, 1980 (Inception) to December 31, 1996" have been properly compiled from the financial statements for the period November 13, 1980 (Inception) to December 31, 1980 and for each of the sixteen years in the period ended December 31, 1996.



MORRIS J. COHEN & CO., P.C.



Philadelphia, Pennsylvania
February 21, 1997

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS
                           December 31, 1996 and 1995

                                     ASSETS


                                             1996           1995
                                           --------       --------

Current assets
  Cash                                     $    260       $    260
  Accounts receivable (net of
   allowance for doubtful
   accounts of $2,000 in 1996
   and $6,000 in 1995)                        8,196         21,013
  Inventories                                64,271         70,084
  Prepaid expenses and other
   current assets                                25          8,851
                                           --------       --------

       Total current assets                  72,752        100,208








Equipment, furniture and leaseholds,
  net of accumulated depreciation
  and amortization                           15,007         25,011








Deposits                                      8,431          8,431
                                           --------       --------










       Total assets                        $ 96,190       $133,650
                                           ========       ========

The accompanying notes are an integral part of these financial statements.

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY


                                                                                           1996                1995
                                                                                       ------------        ------------
Current liabilities
  Notes payable                                                                        $    288,000        $    660,444
  Accounts payable and accrued
   expenses                                                                               1,707,779           1,691,647
  Payments received for unissued
   debentures                                                                               187,000             187,000
  Payments received for unissued
   securities                                                                                40,000             271,000
                                                                                       ------------        ------------

       Total current liabilities                                                          2,222,779           2,810,091
                                                                                       ------------        ------------
Commitments and contingencies (Note 11)

Shareholders' deficiency
  Preferred stock - authorized
   10,000,000 shares (inclusive
   of Series A, B, C and D) at
   $1 par value
  Series A, authorized 1000 shares,
   issued and outstanding 1,000 shares
   in 1995                                                                                                        1,000
  Series B, authorized 10,000 shares,
   issued and outstanding 3,250
   shares in 1995                                                                                                 3,250
  Series D, authorized 10,000 shares
   in 1996, 5,000 shares in 1995,
   issued and outstanding 3,000 shares
   in 1995                                                                                                        3,000
  Common stock - $.0001 par value;
   authorized 750,000,000 shares in 1996,
   250,000,000 shares in 1995,
   issued and outstanding 287,863,936
   shares in 1996, 243,333,936 shares
   in 1995                                                                                   28,787              24,333
  Capital in excess of par value                                                         11,599,722          10,345,207
  Deficit accumulated during
   development stage                                                                    (13,755,098)        (13,053,231)
                                                                                       ------------        ------------

       Shareholders' deficiency                                                          (2,126,589)         (2,676,441)
                                                                                       ------------        ------------

       Total liabilities and
        shareholders' deficiency                                                       $     96,190        $    133,650
                                                                                       ============        ============

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS




                                                                                          Period from
                                                                                          November 13
                                                                                              1980
                                                                                          (Inception)
                                             Year Ended December 31,                          to
                              ----------------------------------------------------        December 31,
                                  1996                1995                1994                1996
                              ------------        ------------        ------------        ------------
Development stage
 expenses
  Research and develop-
   ment costs                 $     21,500        $     20,117        $      5,160        $  4,166,053

  Professional fees                130,050              54,697              83,451           2,752,487

  Other development
   stage expenses                  560,958             472,726             338,102           8,002,278
                              ------------        ------------        ------------        ------------

    Total development
     stage expenses                712,508             547,540             426,713          14,920,818

Less - Revenue from
 cost recovery program                                                                         118,082
                              ------------        ------------        ------------        ------------
Net development
 stage expenses                    712,508             547,540             426,713          14,802,736
                              ------------        ------------        ------------        ------------

Sales                               40,774              62,506              21,939             837,377

Cost of sales                       30,208              41,980              17,817             544,985
                              ------------        ------------        ------------        ------------

Gross profit                        10,566              20,526               4,122             292,392
                              ------------        ------------        ------------        ------------

Other income
  Investment and
   other income                         75               5,279
                                                                                               727,626
  Management fees                                                                               20,000
  Gain on sale of
   equipment                                                                                     7,620
                              ------------        ------------                            ------------
                                        75               5,279                                 755,246
                              ------------        ------------                            ------------

Net loss                      ($   701,867)       ($   521,735)       ($   422,591)       ($13,755,098)
                              ============        ============        ============        ============

Loss per common
 share                        ($      .003)       ($      .002)       ($      .002)       ($      .056)
                              ============        ============        ============        ============

The accompanying notes are an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
           STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
         Period from November 13, 1980 (Inception) to December 31, 1996


                                                                               Common Stock
                                                                 ---------------------------------------
                                                                   Shares                        Amount
                                                                 -----------                     -------
Capital subscriptions received
Net loss for the period from
 November 13, 1980 (Inception) to
 December 31, 1980

Balance, December 31, 1980

Common stock issued January 1981
 ($.0001 per share)                                              125,010,000                     $12,501
Common stock issued January 1981
 ($.0001 per share)                                               24,990,000                       2,499
Common stock issued January 1981
 ($.025 per share)                                                 4,400,000                         440
Common stock issued January 1981
 ($.025 per share)                                                   200,000                          20
Common stock issued March 1981
 ($.025 per share)                                                   200,000                          20
Common stock issued October 1981
 ($.05 per share)                                                 20,000,000                       2,000
Offering expenses
Warrants to purchase 1,000,000
 shares of common stock at $.06
 per share issued October 1981
 ($.0001 per share)
Net loss for the year ended
 December 31, 1981
                                                                 -----------                     -------

Balance, December 31, 1981                                       174,800,000                      17,480

Common stock issued November 1982
 ($.40 per share)                                                     20,000                           2
Common stock issued November 1982
 ($.20 per share)                                                     97,500                          10
Common stock issued pursuant to
 exercise of warrants December
 1982 ($.06 per share)                                             1,000,000                         100
Adjustment of offering expenses
Net loss for the year ended
 December 31, 1982
                                                                 -----------                     -------

Balance, December 31, 1982                                       175,917,500                      17,592

Preferred Stock
Series A, B and D                                                            Deficit                        Shareholders'
-----------------                    Capital in Excess                  Accumulated During                     Equity
Shares    Amount                       of Par Value                     Development Stage                   (Deficiency)
------    ------                       ------------                     -----------------                   ------------
                                        $   65,000                                                           $   65,000


                                                                          ($       50)                      (        50)
                                        ----------                         ----------                        ----------

                                            65,000                        (        50)                           64,950


                                                                                                                 12,501 (1)

                                                 1                                                                2,500 (3)

                                            44,560                                                               45,000 (3)

                                             4,980                                                                5,000 (2)

                                             4,980                                                                5,000 (2)

                                           998,000                                                            1,000,000 (3)
                                       (   277,766)                                                         (   277,766)



                                               100                                                                  100

                                                                          (   150,446)                      (   150,446)
                                        ----------                         ----------                        ----------

                                           839,855                        (   150,496)                          706,839


                                             7,998                                                                8,000 (2)

                                            19,490                                                               19,500 (2)


                                            59,900                                                               60,000 (3)
                                             1,500                                                                1,500

                                                                          (   428,634)                      (   428,634)
                                        ----------                         ----------                        ----------

                                           928,743                        (   579,130)                          367,205

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
           STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)
         Period from November 13, 1980 (Inception) to December 31, 1996

                                                                                Common Stock
                                                                 ---------------------------------------
                                                                   Shares                         Amount
                                                                 -----------                      ------
Balance forward at December 31, 1982                             175,917,500                      17,592

Common stock issued January 1983
 ($.20 per share)                                                     22,500                           2
Common stock issued March 1983
 ($.020 per share)                                                    30,000                           3
Common stock issued pursuant to
 exercise of stock options April
 1983 ($.235 to $.305 per share)                                     100,000                          10
Common stock issued June 1983
 ($.50 per share)                                                     20,000                           2
Common stock issued November 1983
 ($.50 per share)                                                  6,500,000                         650
Offering expenses
Common stock issued December 1983
 ($.50 per share)                                                    800,000                          80
Net loss for the year ended
 December 31, 1983
                                                                 -----------                      ------
Balance, December 31, 1983                                       183,390,000                      18,339

Common stock issued pursuant to
 exercise of Series A warrants
 March 1984 to December 1984 ($.50
 per share)                                                            5,948                           1
Common stock issued pursuant to
 exercise of Series B warrants
 March 1984 to October 1984 ($1.00
 per share)                                                              390
Common stock issued May 1984 to
 December 1984 ($.25 per share)                                       76,500                           8
Common stock issued May 1984 and
 September 1984 ($.375 per share)                                      3,000
Common stock issued December 1984
 ($.20 per share)                                                    350,000                          35
Adjustment of offering expenses
Net loss for the year ended
 December 31, 1984
                                                                 -----------                      ------
Balance, December 31, 1984                                       183,825,838                      18,383

Preferred Stock
Series A, B and D                                                            Deficit                        Shareholders'
-----------------                    Capital in Excess                  Accumulated During                     Equity
Shares    Amount                       of Par Value                     Development Stage                   (Deficiency)
------    ------                     -----------------                  -----------------                   -------------

                                           928,743                        (   579,130)                          367,205


                                             4,498                                                                4,500 (2)

                                             5,997                                                                6,000 (2)


                                            28,740                                                               28,750 (4)

                                             9,998                                                               10,000 (2)

                                         3,249,350                                                            3,250,000 (3)
                                       (    94,685)                                                         (    94,685)

                                           399,920                                                              400,000 (3)

                                                                          (   702,429)                      (   702,429)
                                        ----------                         ----------                        ----------

                                         4,532,561                        ( 1,281,559)                        3,269,341




                                            2,973                                                                 2,974 (3)



                                              390                                                                   390 (3)

                                           19,117                                                                19,125 (2)

                                            1,125                                                                 1,125 (2)

                                           69,965                                                                70,000 (2)
                                      (     8,129)                                                          (     8,129)

                                                                          ( 1,071,417)                      ( 1,071,417)
                                       ----------                          ----------                        ----------

                                        4,618,002                         ( 2,352,976)                        2,283,409

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
           STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)
         Period from November 13, 1980 (Inception) to December 31, 1996

                                                                               Common Stock
                                                                 ----------------------------------------
                                                                    Shares                         Amount
                                                                 -----------                       ------
Balance forward at December 31, 1984                             183,825,838                       18,383

Common stock issued January 1985 to
 October 1985 ($.28 per share)                                        26,500                            3
Common stock issued March 1985 ($.34
 per share)                                                            5,000
Common stock issued March 1985 ($.25
 per share)                                                           20,000                            2
Common stock issued pursuant to exercise
 of Series A ($.50 per share) and
 Series B ($1.00 per share) warrants                                     550
Common stock issued August 1985
 ($.375 per share)                                                     2,000
Common stock issued November 1985
 ($.156 per share)                                                     7,500                            1
Net loss for the year ended
 December 31, 1985
                                                                 -----------                       ------

Balance, December 31, 1985                                       183,887,388                       18,389

Common stock issued January 1986 to
 October 1986 ($.19 per share)                                        85,000                            8
Common stock issued February 1986
 ($.28 per share)                                                     11,650                            1
Common stock issued March 1986 ($.22
 per share)                                                          100,000                           10
Common stock issued March 1986 ($.18
 per share)                                                       10,665,000                        1,067
Offering expense
Common stock issued April 1986 to
 September 1986 ($.16 per share)                                     202,000                           20
Common stock issued November 1986 and
 December 1986 ($.31 per share)                                       70,000                            7
Common stock issued pursuant to
 exercise of Series A ($.50 per
 share) and Series B ($1.00 per
 share) warrants                                                       6,882                            1
Common stock issued pursuant to
 exercise of Series A and Series B
 ($.20 per share) warrants                                           134,855                           13
Net loss for the year ended
 December 31, 1986

                                                                 -----------                       ------

Balance, December 31, 1986                                       195,162,775                       19,516

Preferred Stock
Series A, B and D                                                            Deficit                      Shareholders'
-----------------                    Capital in Excess                  Accumulated During                   Equity
Shares    Amount                       of Par Value                     Development Stage                 (Deficiency)
------    ------                     -----------------                  ------------------                -------------
                                        4,618,002                        ( 2,352,976)                      2,283,409


                                            7,450                                                              7,453 (2)

                                            1,719                                                              1,719 (2)

                                            4,998                                                              5,000 (2)


                                              300                                                                300 (3)

                                              750                                                                750 (2)

                                            1,171                                                              1,172

                                                                         ( 1,649,361)                    ( 1,649,361)
                                       ----------                         ----------                      ----------

                                        4,634,390                        ( 4,002,337)                        650,442


                                           15,929                                                             15,937 (2)

                                            3,244                                                              3,245 (2)

                                           21,865                                                             21,875 (2)

                                        1,928,670                                                          1,929,737 (5)
                                      (    94,415)                                                       (    94,415)

                                           31,542                                                             31,562 (2)

                                           21,868                                                             21,875 (2)



                                            3,472                                                              3,473 (3)


                                           26,958                                                             26,971 (3)

                                                                         ( 1,790,003)                    ( 1,790,003)
                                       ----------                         ----------                      ----------

                                        6,593,523                        ( 5,792,340)                        820,699

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
           STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)
         Period from November 13, 1980 (Inception) to December 31, 1996

                                                                               Common Stock
                                                                 ---------------------------------------
                                                                    Shares                        Amount
                                                                 -----------                      ------
Balance forward at December 31, 1986                             195,162,775                      19,516

Common stock issued January 1987
 ($.33 per share)                                                    263,430                          26
Common stock issued May and June 1987
 ($.25 per share)                                                    145,500                          14
Common stock issued July 1987
 ($.14 per share)                                                      7,000                           1
Common stock issued August 1987
 ($.24 per share)                                                     67,180                           7
Common stock issued October 1987
 ($.31 per share)                                                     15,000                           2
Common stock issued October 1987
 ($.20 per share)                                                    240,000                          24
Common stock issued December 1987
 ($.22 per share)                                                    100,000                          10
Common stock issued pursuant to
 exercise of Series A and Series B
 warrants ($.20 per share)                                         7,613,551                         761
Net loss for the year ended
 December 31, 1987
                                                                 -----------                      ------

Balance, December 31, 1987                                       203,614,436                      20,361

Common stock issued January 1988
 ($.25 per share)                                                    125,000                          12
Common stock issued January 1988
 ($.22 per share)                                                      2,500                           1
Common stock issued March 1988
 ($.20 per share)                                                     10,000                           1
Common stock issued March 1988
 ($.25 per share)                                                    100,000                          10
Common stock issued June 1988
 ($.20 per share)                                                  4,227,000                         423
Common stock issued September 1988
 ($.16 per share)                                                     25,000                           2
Common stock issued December 1988
 ($.01 per share)                                                     11,000                           1
Preferred stock-Series A issued
 December 1988 ($100.00 per share)
Net loss for the year ended
 December 31, 1988
                                                                 -----------                      ------

Balance, December 31, 1988                                       208,114,936                      20,811

Preferred Stock
Series A, B and D                                                            Deficit                        Shareholders'
-----------------                    Capital in Excess                  Accumulated During                     Equity
Shares    Amount                       of Par Value                     Development Stage                   (Deficiency)
------    ------                     -----------------                  -----------------                   -------------
                                         6,593,523                        (  5,792,340)                         820,699


                                            87,657                                                               87,683 (4)

                                            36,723                                                               36,737 (4)

                                               999                                                                1,000 (3)

                                            16,163                                                               16,170 (4)

                                             4,686                                                                4,688 (4)

                                            47,976                                                               48,000 (3)

                                            21,865                                                               21,875 (4)


                                         1,521,949                                                            1,522,710 (3)

                                                                          (  1,655,959)                     ( 1,655,959)
                                       -----------                         -----------                       ----------

                                         8,331,541                        (  7,448,299)                         903,603


                                            31,238                                                               31,250 (2)

                                               546                                                                  547 (2)

                                             1,999                                                                2,000 (3)

                                            24,990                                                               25,000 (3)

                                           844,977                                                              845,400 (3)

                                             3,904                                                                3,906 (2)

                                               142                                                                  143 (2)

1,000   $1,000                              99,000                                                              100,000 (3)

                                                                          (  1,372,913)                     ( 1,372,913)
-----   ------                         -----------                         -----------                       ----------

1,000    1,000                           9,338,337                        (  8,821,212)                         538,936

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
           STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)
         Period from November 13, 1980 (Inception) to December 31, 1996

                                                                                         Common Stock
                                                                          ---------------------------------------
                                                                             Shares                        Amount
                                                                          -----------                      ------
Balance forward December 31, 1988                                         208,114,936                      20,811

Common stock issued March 1989 and
 May 1989 ($.08 per share)                                                    500,000                          50
Common stock issued May 1989 ($.09
 per share)                                                                     3,000
Preferred stock-Series B issued
 June 1989 and September 1989
 ($100.00 per share)
Net loss for the year ended
 December 31, 1989
                                                                          -----------                      ------

Balance, December 31, 1989                                                208,617,936                      20,861

Common stock issued January 1990
 ($.01 per share)                                                              25,000                           3
Common stock issued July 1990
 ($.01 per share)                                                          20,311,000                       2,031
Common stock issued December 1990
 ($.01 per share)                                                          10,500,000                       1,050
Net loss for the year ended
 December 31, 1990
                                                                          -----------                      ------

Balance, December 31, 1990                                                239,453,936                      23,945

Common stock issued January 1991
 ($.01 per share)                                                           1,200,000                         120
Common stock issued January 1991
 ($.0625 per share)                                                            48,000                           5
Common stock issued April 1991
 ($.01 per share)                                                           1,500,000                         150
Common stock issued April 1991
 ($.01 per share)                                                             600,000                          60
Common stock issued April 1991
 ($.0625 per share)                                                            32,000                           3
Common stock issued June 1991
 ($.01 per share)                                                             500,000                          50
Net loss for the year ended
 December 31, 1991
                                                                          -----------                      ------

Balance, December 31, 1991                                                243,333,936                      24,333

Net loss for the year ended
 December 31, 1992
                                                                          -----------                      ------

Balance, December 31, 1992                                                243,333,936                       24,333

Preferred Stock
Series A, B and D                                                            Deficit                        Shareholders'
-----------------                    Capital in Excess                  Accumulated During                     Equity
Shares    Amount                       of Par Value                     Development Stage                   (Deficiency)
------    ------                     -----------------                  ------------------                  -------------

1,000    1,000                           9,338,337                        (  8,821,212)                         538,936


                                            39,950                                                               40,000 (3)

                                               281                                                                  281 (2)


3,250    3,250                             321,750                                                              325,000 (6)

                                                                          (  1,116,882)                     ( 1,116,882)
-----   ------                         -----------                         -----------                       ----------

4,250    4,250                           9,700,318                        (  9,938,094)                     (   212,665)


                                               247                                                                  250 (2)

                                           201,080                                                              203,111 (3)

                                           103,950                                                              105,000 (3)

                                                                          (  1,046,939)                     ( 1,046,939)
-----   ------                         -----------                         -----------                       ----------

4,250    4,250                          10,005,595                        ( 10,985,033)                     (   951,243)


                                            11,880                                                               12,000 (4)

                                             2,995                                                                3,000 (7)

                                            14,850                                                               15,000 (4)

                                             5,940                                                                6,000 (7)

                                             1,997                                                                2,000 (7)

                                             4,950                                                                5,000 (7)

                                                                          (    371,471)                     (   371,471)
-----     ------                       -----------                         -----------                       ----------

4,250      4,250                        10,048,207                        ( 11,356,504)                     ( 1,279,714)

                                                                          (    408,294)                     (   408,294)
-----     ------                       -----------                         -----------                       ----------

4,250      4,250                        10,048,207                        ( 11,764,798)                     ( 1,688,008)

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
           STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)
         Period from November 13, 1980 (Inception) to December 31, 1996

                                                                                             Common Stock
                                                                                    -------------------------------
                                                                                     Shares                  Amount
                                                                                    -----------              ------

Balance forward December 31, 1992                                                   243,333,936              24,333


Net loss for the year ended
December 31, 1993
                                                                                    -----------              ------

Balance, December 31, 1993                                                          243,333,936              24,333

Net loss for the year ended
 December 31, 1994
                                                                                    -----------              ------

Balance, December 31, 1994                                                          243,333,936              24,333

Preferred stock-Series D issued
 between June 1995 and December
 1995 ($100.00 per share)

Net loss for the year ended
 December 31, 1995

Balance, December 31, 1995                                                          243,333,936              24,333

Preferred stock-Series D issued
 January 1996 to July 1996

Common stock issued pursuant to
 the conversion of preferred
 stock, July 1996 Series A ($.08
 per share), Series B ($.0286 per
 share) and Series D ($.05 per share)                                                28,725,000               2,873

Common stock contributed to the
 Company by IMRCH August 1996                                                       (15,368,820)             (1,537)

Common stock issued July 1996
 ($.01 per share)                                                                     1,300,000                 130

Common stock issued July 1996
 ($.02 per share)                                                                    12,900,000               1,290

Common stock issued August 1996
 ($.02 per share)                                                                    11,150,000               1,115

 Preferred Stock
 Series A, B and D                                                           Deficit                        Shareholders
------------------                   Capital in Excess                  Accumulated During                     Equity
 Shares   Amount                       of Par Value                     Development Stage                   (Deficiency)
 ------   ------                     -----------------                  ------------------                  -------------
  4,250    4,250                        10,048,207                        ( 11,764,798)                     ( 1,688,008)



                                                                          (    344,107)                     (   344,107)
  -----   ------                       -----------                         -----------                       ----------

  4,250    4,250                        10,048,207                        ( 12,108,905)                     ( 2,032,115)


                                                                          (    422,591)                     (   422,591)
  -----   ------                       -----------                         -----------                       ----------

  4,250    4,250                        10,048,207                        ( 12,531,496)                     ( 2,454,706)



  3,000    3,000                           297,000                                                              300,000 (3)


                                                                          (    521,735)                     (   521,735)
  -----   ------                       -----------                         -----------                       ----------

  7,250    7,250                        10,345,207                        ( 13,053,231)                     ( 2,676,441)


  5,050    5,050                           499,950                                                              505,000 (3)





(12,300) (12,300)                            9,427                                                                -0-



                                             1,537                                                                -0-


                                            12,870                                                               13,000 (3)


                                           256,710                                                              258,000 (3)


                                           221,885                                                              223,000 (10)

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
           STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)
         Period from November 13, 1980 (Inception) to December 31, 1996

                                                                                Common Stock
                                                                 ----------------------------------------
                                                                   Shares                         Amount
                                                                 -----------                      -------
Common stock issued August 1996
 ($.0238 per share)                                                  420,000                           42

Common stock issued August 1996
 ($.0258 per share)                                                  350,000                           35

Common stock issued July 1996
 ($.03 per share)                                                    300,000                           30


Common stock issued August 1996
 ($.035 per share)                                                   428,600                           43

Common stock issued August 1996
 ($.0345 per share)                                                1,695,000                          170

Common stock issued August 1996
 ($.04 per share)                                                    250,000                           25

Common stock issued November 1996
 ($.04 per share)                                                     75,000                            7

Common stock issued July 1996
  to November 1996 ($.05 per share)                                  480,000                           48

Common stock issued
 ($.05 per share) August 1996                                      1,075,220                          108

Common stock issued September 1996
 ($.065 per share)                                                   100,000                           10

Common stock issued July 1996
 ($.08 per share)                                                    400,000                           40

Common stock issued September 1996
 ($.085 per share)                                                   250,000                           25


Net loss for the year
 ended December 31, 1996
                                                                 -----------                      -------

                                                                 287,863,936                      $28,787
                                                                 ===========                      =======

Preferred Stock
Series A, B and D                                                              Deficit                            Shareholders'
-----------------                    Capital in Excess                     Accumulated During                        Equity
Shares   Amount                        of Par Value                        Development Stage                      (Deficiency)
------   ------                        ------------                        -----------------                      ------------
                                            9,958                                                                10,000  (10)


                                            8,997                                                                 9,032  (10)


                                            8,970                                                                 9,000  (10)


                                           14,957                                                                15,000  (10)


                                           59,005                                                                59,175  (10)


                                            9,975                                                                10,000  (10)


                                            2,993                                                                 3,000  (10)


                                           23,952                                                                24,000  (10)


                                           53,654                                                                53,762  (10)


                                            6,490                                                                 6,500  (10)


                                           31,960                                                                32,000


                                           21,225                                                                21,250  (10)


                                                                        (    701,867)                       (   701,867)
------  --------                      -----------                        -----------                         ----------

  -0-   $  -0-                        $11,599,722                       ($13,755,098)                       ($2,126,589)
======  ========                      ===========                        ===========                         ==========

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
           STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)
         Period from November 13, 1980 (Inception) to December 31, 1996




       (1) Shares were issued to International Management & Research Corporation in consideration for all rights to develop certain products. The rights were valued at the par value of the shares issued.

       (2) Shares were issued in consideration for services rendered at various dates. The services were valued at the market price of the stock on the date of the transaction.

       (3)      Shares were issued for cash.

       (4)      Shares were issued for cash and services.

       (5) Shares were issued for cash and surrendering of warrants as a credit against the March 1986 offering.

       (6) Shares were issued for cash and repayment of a note payable in the amount of $125,000.

       (7) Shares were issued as repayment of funds received for convertible debentures, which were never issued.

       (8)      Shares were issued as repayment of notes payable.

       (9)      Shares were issued as payment of interest on loans.

       (10) Shares were issued as payment for liabilities of IMRC, assumed by Biosonics, Inc.





The accompanying notes are an integral part of these financial statements.

                                                  BIOSONICS, INC.
                                         (A Development Stage Enterprise)
                                             STATEMENTS OF CASH FLOWS


                                                                                          Period from
                                                                                          November 13,
                                                                                              1980
                                              Year Ended December 31,                    (Inception) to
                              ----------------------------------------------------        December 31,
                                  1996                1995                1994                1996
                              ------------        ------------        ------------        ------------
Cash flows from
 operating activities
  Net loss                    ($   701,867)       ($   521,735)       ($   422,591)       ($13,755,098)
                              ------------        ------------        ------------        ------------
  Adjustments to
   reconcile net loss
   to net cash used
   in operating
   activities
    Depreciation and
     amortization                   10,004              20,117               4,835             378,687
    Increase (decrease)
     in allowance for
     doubtful accounts              (4,000)                                 (7,000)              2,000
    Increase (decrease)
     in reserve for
     inventory
     obsolescence                  (13,000)                                                     27,000
    Loss on lease
     abandonment                                                                                19,550
    Gain on sale of
     equipment                                                                                  (7,620)
    Common stock
     issued for
     services                       85,750                                                     543,959
    Common stock
     issued for
     product rights                                                                             12,501
    Changes in
     operating assets
     and liabilities
      Accounts
       receivable                   16,817             (16,543)             10,161             (10,196)
      Inventories                   18,813              15,603               3,687             (91,271)
      Prepaid expenses
       and other
       current assets                8,828              (2,121)             (6,119)                (25)
      Accounts payable
       and accrued
       expenses                    213,655             225,940             176,483           1,973,304
                              ------------        ------------        ------------        ------------

                                   336,867             242,996             182,047           2,847,889
                              ------------        ------------        ------------        ------------

  Net cash used
   in operating
   activities                     (365,000)           (278,739)           (240,544)        (10,907,209)
                              ------------        ------------        ------------        ------------

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                                       Period from
                                                                                       November 13,
                                                                                           1980
                                              Year Ended December 31,                 (Inception) to
                                -------------------------------------------------       December 31,
                                   1996               1995               1994              1996
                                -----------        -----------        -----------       -----------
Cash flows from
 investing activities
  Capital expenditures                                 (31,261)                            (363,305)
  Proceeds from sale
   of equipment                                                                              10,825
  Issuance of note
   receivable                                                                               (30,000)
  Increase in deposits                                                                       (8,431)
  Decrease in note
   receivable                                                                                30,000
  Patent expenditures                                                                       (45,690)
                                                   -----------                          -----------

  Net cash used in
   investing activities                                (31,261)                            (406,601)
                                                   -----------                          -----------

Cash flows from
 financing activities
  Payments received for
   unissued debentures
   and securities                    40,000                                                 498,000
  Principal payments
   of note payable                 (235,000)                                               (307,000)
  Proceeds from issuance
   of notes payable                  45,000             10,000            240,544           834,444

  Increase in capitalized
   organization costs                                                                        (7,453)
  Proceeds from
   issuance of
   preferred stock                  505,000            300,000                            1,105,000
  Proceeds from issuance
   of common stock                   10,000                                               9,191,079
                                -----------        -----------        -----------       -----------
  Net cash provided
   by financing
   activities                       365,000            310,000            240,544        11,314,070
                                -----------        -----------        -----------       -----------

Net increase in cash                                                                            260

Cash, beginning                         260                260                260
                                -----------        -----------        -----------       -----------

Cash, ending                    $       260        $       260        $       260       $       260
                                ===========        ===========        ===========       ===========



The accompanying notes are an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



 1.             Organization

                Since November 1980, Biosonics, Inc. has pursued the development of medical devices. Since the Company has not significantly commenced the production and sale of the medical devices, it is classified as a development stage enterprise in accordance with Statement of Financial Accounting Standard No. 7.

                IMRC Holdings, Inc. (IMRCH) owned 38% and 50% of the Company's common stock at December 31, 1996 and 1995, respectively. IMRCH is a wholly-owned subsidiary of International Management & Research Corporation (IMRC). The Company's president owns approximately 4% of the common stock of the Company and also owns approximately 40% of the common stock of IMRC.

 2.             Summary of significant accounting policies

                Accounting estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                Cash transactions

                During 1996, 1995 and 1994, IMRC acted as the receiving and disbursing agent for all cash receipts and disbursements for the Company.

                Inventories

                Inventories are stated at the lower of cost or market. Cost is determined by use of the first-in, first-out method. The Company provides a reserve for inventories which may become obsolete.

                Equipment, furniture and leaseholds

                Equipment, furniture and leaseholds are recorded at cost. Depreciation for financial and income tax reporting purposes is provided over the estimated useful lives of the assets using the straight-line and double declining-balance methods.

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



 2.             Summary of significant accounting policies (Continued)

                Loss per share

                Loss per share was calculated based on the weighted average number of shares outstanding of 261,976,354 in 1996 and 243,333,936 in 1995 and 1994. Common stock equivalents, including convertible preferred stock, are not included in the calculation of loss per share amounts for each period because they would be anti-dilutive.

                Deferred income taxes

                Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax bases of the Company's assets and liabilities.

                The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates. There was no effect on prior year financial statements for this change in the method of accounting for income taxes.

 3.             Results of operations

                The Company incurred net losses of $701,867, $521,735 and $422,591 for the years ended December 31, 1996, 1995 and 1994, respectively, and at December 31, 1996, the Company had a shareholders' deficiency of $2,126,589.

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



 3.             Results of operations (Continued)

                The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net shareholders' deficiency that raise substantial doubt about its ability to continue as a going concern.

                Management plans to meet its financial requirements necessary to continue in operations by seeking additional equity and debt financing through private placement or public offerings, joint venture arrangements and product sales. Management believes that the steps it has taken in revising its operating and financial requirements provides the Company with the ability to continue in existence. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 4.             Inventories

                Inventories at December 31, 1996 and 1995 consist of the following:

                                                                        1996           1995
                                                                      --------       --------
                Raw material                                          $ 20,166       $ 36,803
                Finished goods                                          71,105         73,281
                                                                      --------       --------

                                                                        91,271        110,084

                Less reserve for obsolescence                           27,000         40,000
                                                                      --------       --------

                                                                      $ 64,271       $ 70,084
                                                                      ========       ========

5.              Equipment, furniture and leaseholds

                                                                        1996           1995
                                                                      --------       --------

                  Leasehold improvements                              $  3,100       $  3,100
                  Machinery and equipment                               48,745         48,745
                  Office equipment                                      64,325         64,325
                  Furniture and fixtures                               138,636        138,636
                                                                      --------       --------
                                                                       254,806        254,806
                  Less accumulated depreciation
                   and amortization                                    239,799        229,795
                                                                      --------       --------

                                                                      $ 15,007       $ 25,011
                                                                      ========       ========

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



 5.             Equipment, furniture and leaseholds (Continued)

                Depreciation expense was $10,004 in 1996, $20,117 in 1995 and $4,835 in 1994.

 6.             Accounts payable and accrued expenses

                Included in accounts payable and accrued expenses are amounts due from (to) affiliates totalling $70,574 and ($24,571) at December 31, 1996 and 1995, respectively.

 7.             Notes payable

                Notes payable at December 31 are summarized as follows:

                                                                                         1996           1995
                                                                                       --------       --------
                Unsecured notes payable on demand to an officer of the Company, bearing interest at prime plus 1.5% per annum (effective rate of
                8.25% at December 31, 1996).                                           $115,000       $135,000

                Two notes payable on demand, secured by inventory, bearing interest at 12% per annum on $10,000 and 11 1/2% per annum
                on $25,000.                                                              35,000         35,000

                Unsecured, non-interest bearing notes payable on demand.                138,000         93,000

                Unsecured notes payable on demand to IMRC, bearing interest
                at 7% per annum.                                                                       397,444
                                                                                       --------       --------

                                                                                       $288,000       $660,444
                                                                                       ========       ========


                See also Note 11 - "Unissued Securities".

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



 8.             Payments received for unissued debentures and securities

                Payments received for unissued debentures and securities at December 31 are summarized as follows:

                                                                                     1996           1995
                                                                                   --------       --------
                In October 1989, the Company offered to its shareholders the right to subscribe to 11.5% convertible debentures.
                Interest is accrued at 11.5% on these funds (See Note 11).         $187,000       $187,000

                Cash received for stock, not yet issued (See Note 9 & 11).           40,000        271,000
                                                                                   --------       --------

                                                                                   $227,000       $458,000
                                                                                   ========       ========

 9.             Shareholders' equity

                IMRCH and the Company's current officers and directors held in the aggregate, approximately 42% of the Company's outstanding common stock at December 31, 1996 and 59% at December 31, 1995. Some of these shares have been gifted to various entities and individuals. These shares are subject to a securities restriction agreement which provides that such shareholders will not sell any of their shares of the Company's common stock for less than $.05 per share.

                In July 1996, the Company amended its articles of incorporation to increase the number of shares of authorized common stock from 250,000,000 to 750,000,000. The Company then issued a total of 1,300,000 shares to various entities who performed consulting services for the Company. The Company also issued 14,200,000 shares to individuals who had given the Company a total of $271,000 for common and preferred stock in prior years, when the Company did not have enough shares authorized to issue them.

                The Company received 15,368,820 shares of its common stock in July 1996 from IMRCH and then issued these shares to various individuals to settle liabilities of IMRC (See Note 11).

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



 9.             Shareholders' equity (Continued)

                In 1987, the Company issued 591,110 shares of common stock to individuals as compensation for services rendered.

                During the year ended December 31, 1983, the Company issued 7,300,000 warrants to purchase Company common stock at $.50 per share until November 23, 1984 ("Series A warrants") and 3,650,000 warrants to purchase Company common stock at $1.00 per share until April 23, 1985 ("Series B warrants") in connection with the sale to its shareholders of 3,650,000 units, consisting of two shares of common stock, two Series A warrants and one Series B warrant, at $1.00 per unit. On October 15, 1984, the Company extended the expiration date for the Series A warrants and Series B warrants to November 23, 1985 and April 23, 1986, respectively.

                On March 31, 1986, the Company extended the expiration date of the Series A and B warrants to April 23, 1987 and the exercise price of such warrants was reduced to $.20 per share. As a result, the terms of the Series A and B warrants were identical. There were 9,446,286 Series A and B warrants outstanding at December 31, 1986. In 1987, 7,613,551 Series A and Series B warrants were exercised. As a result, the Company issued 7,613,551 shares of common stock and received $1,522,710 of additional equity. The remaining 1,832,735 of Series A and Series B warrants expired on April 23, 1987.

                During the year ended December 31, 1983, the shareholders approved an incentive stock option plan for the Company's employees. Two million shares of common stock were reserved for issuance under the plan. Under the plan, options may be granted to purchase shares of the Company's stock at a price equal to at least the average of the closing bid and asked prices of the Company's stock on the date of grant. The options generally become exercisable upon the achievement of certain milestones in the development of the Company's products. The options terminate after ten years from the date of grant or after termination of the individual's services to the Company, whichever comes first. No charge to income will result from the grant or exercise of the options. As of December 31, 1996 and 1995, there were no options outstanding under the employee incentive stock option plan.

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



 9.             Shareholders' equity (Continued)

                In December 1988, the Company sold 1,000 shares of its preferred stock-Series A for $100,000 ($100 per share). Each share of preferred stock-Series A is convertible, upon the option of the holder, into 1,250 shares of common stock. In addition, the holders of the preferred stock-Series A shall have the right to vote on all matters as to which holders of common stock have a right to vote, and such voting rights shall be exercised on an as-converted basis.

                In June 1989, the Company sold 2,000 shares of its preferred stock-Series B for $200,000 ($100 per share). The preferred stock-Series B is non-voting and does not participate in dividends. Each share of the preferred stock-Series B is entitled to a liquidation preference of $100. These shares are redeemable for cash at the option of the Company at $105 per share.

                In September 1989, the Company issued 1,250 shares of its preferred stock-Series B to an officer in exchange for $125,000 of a demand note payable. In April, 1996 the Company amended its resolution of June 1989, which authorized preferred stock, Series B, to allow shares to be convertible, upon the option of the holder, into 3500 shares of common stock.

                The Company has authorized 1,000 shares of preferred stock-Series C, none of which was issued at December 31, 1995 and 1994. Each share of preferred stock-Series C is convertible, upon the option of the holder, into 10,000 shares of common stock and does not participate in dividends. In addition, the holders of the preferred stock-Series C shall have the right to vote on all matters as to which holders of common stock have a right to vote, and such voting rights shall be exercised on an as-converted basis.

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


 9.             Shareholders' equity (Continued)

                Between June and December, 1995, the Company authorized 5,000 and issued 3,000 shares of its preferred stock-Series D for $300,000 ($100 per share). Between January and July 1996, the Company authorized an additional 5,000 shares and issued an additional 5,050 shares of its preferred stock-Series D for $505,000 ($100 per share). Each share of preferred stock-Series D is convertible, upon the option of the holder, into 2,000 shares of common stock. Each share of the preferred stock-Series D is entitled to a liquidation preference of $100. These shares are redeemable for cash at the option of the Company at $120 per share any time on or after May 1, 1997. In addition, the holders of the preferred stock-Series D shall have the right to vote on all matters as to which holders of common stock have a right to vote, and such voting rights shall be exercised on an as-converted basis.

                In July 1996, all holders of preferred stock - Series A, B and D converted their shares of preferred stock into common stock of the Company, pursuant to the formulas in the respective preferred stock agreements. The total number of shares of common stock issued as a result of these conversions was 28,725,000, including 7,000,000 to IMRC and 4,375,000 to the Company's president.

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



10.             Income taxes

                The Company has available at December 31, 1996, unused operating loss carryforwards and tax credits, which may provide future tax benefits expiring as follows:

                Year of expiration                                       Carryforwards              Credits
                ------------------                                       -------------              -------
                     1997                                                 $   384,000               $224,000
                     1998                                                     766,000
                     1999                                                   1,055,000                  7,000
                     2000                                                   1,642,000                  2,000
                     2001                                                   1,781,000
                     2002                                                   1,617,000
                     2003                                                   1,364,000
                     2004                                                   1,105,000
                     2005                                                     788,000
                     2006                                                     434,000
                     2007                                                     278,000
                     2008                                                     250,000
                     2009                                                     308,000
                     2010                                                     401,000
                     2011                                                     643,000
                                                                          -----------               --------

                                                                          $12,816,000               $233,000
                                                                          ===========               ========


                The tax effects of temporary differences that give rise to deferred tax assets at December 31, 1996 and 1995 are as follows:

                                                                                   1996                      1995
                                                                                ----------                ----------
                Net operating loss carryforwards                                $4,393,000                $4,220,000
                Tax credits                                                         79,000                    79,000
                Accrued payroll, officer                                           228,000                   193,000
                                                                                ----------                ----------

                                                                                 4,700,000                 4,492,000
                Less valuation allowance                                         4,700,000                 4,492,000
                                                                                ----------                ----------

                   Net deferred tax asset                                       $   -0-                   $   -0-
                                                                                ==========                ==========

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



10.             Income taxes (Continued)

                SFAS No. 109 requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." As the ultimate utilization of net operating loss carryforwards and tax credits depends on the Company's ability to generate sufficient taxable income in the future, the losses in recent years and the Company's desire to be conservative make it appropriate to record a valuation allowance.

11.             Commitments and contingencies

                Lease

                The Company leases its executive offices under a noncancellable operating lease which expires in September 1998. The minimum future rental payments required under this lease are $40,035 in 1997 and $30,026 in 1998.

                Rent expense was $39,333, $33,861 and $31,206 for the years ended December 31, 1996, 1995 and 1994, respectively.

                Liens

                Included in accounts and notes payable are liabilities for which certain vendors and officers have secured liens against the Company's assets.

                Consulting arrangement

                The Company formed a Salitron Medical Advisory Board whose chairman is entitled to receive compensation in the amount of $25,000 at December 31, 1995. In addition, upon serving a minimum of two years, board members are entitled to certain shares of the Company's common stock. In 1996, 300,000 shares valued at $9,000 were issued under this arrangement.

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


11.             Commitments and contingencies (Continued)

                Legal matters

                Convertible debenture offering

                In 1989 Biosonics, Inc. raised $207,000 through a public offering of its 11.5% convertible debentures. The Company terminated the offering prior to completion. Debentures were not returned to the investors with the exception of $4,000. Biosonics did offer investors the right to convert amounts paid for the unissued debentures into the Company's common stock and $16,000 of said amount was converted into 1,180,000 shares of common stock.

                Unissued securities

                In 1996, Biosonics, Inc. received $40,000 for 800,000 shares of common stock which are expected to be issued in 1997. In 1990 and 1992 Biosonics raised $271,000 for common and convertible preferred stock which was issued in 1996.

                During 1993 and 1994, IMRC borrowed an aggregate of $335,000, $120,000 of which was pursuant to loans that were convertible into Biosonics common stock owned by IMRCH, at $.01 and $.02 per share. With respect to $215,000 of the loans, IMRCH agreed to issue to the lenders 3,000,000 shares of Biosonics common stock owned by IMRCH. These shares were issued by IMRCH in 1996. In addition, during 1994, IMRCH raised $190,161 through the sale of Biosonics common stock owned by IMRCH at a range of $.02 to $.05 per share. In 1996, Biosonics assumed the obligations of the IMRC loans totaling $335,000. In addition, Biosonics assumed IMRC's obligation in connection with the $190,161 raised by IMRC for the sale of Biosonics stock. Biosonics also assumed $68,207 in loans and accrued interest owed to family members of the Company's president by IMRC. These obligations were then settled by Biosonics through the conversion of these liabilities into 15,368,820 shares of Biosonics common stock.

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

11.             Commitments and contingencies (Continued)

                Legal matters (Continued)

                Compliance with Section 16(a) of the Exchange Act

                Section 16(a) of the Securities Exchange Act of 1934 requires officers, directors and entities owning more than ten per cent of a Company's common stock to file reports of changes in ownership with the SEC and to provide the Company with copies of such forms.

                The Company has noted that IMRCH may have been required to file and has not filed required forms reporting the transactions described in the preceding paragraph. In addition, the Company's president did not file required forms reflecting gifts aggregating approximately 3,800,000 shares of the Company's stock in 1992, 1993 and 1996, and the conversions of preferred stock to common stock in 1996.

                Other

                The Company and its president were parties to a lawsuit filed by a shareholder in March 1996 in connection with certain of the Company's common stock restricted under Rule 144 of the Securities Exchange Act. The suit alleged that the Company and its President failed to provide documentation to the shareholder for release of the Rule 144 restriction. The shareholder sought damages in excess of $50,000. The lawsuit was settled and voluntarily terminated by the shareholder in May 1996. Neither the Company or its president incurred any liability in connection with resolution of the matter.

12.             Supplemental disclosure of cash flow information


                                                                                                  Period from
                                                                                                  November 13,
                                                                                                 1980 (Inception)
                                                           Year Ended December 31,               to December 31,
                                                   -------------------------------------
                                                    1996            1995            1994              1996
                                                    ----            ----            ----         ----------------
                Cash paid for
                  Interest                          $-0-            $128            $-0-             $33,031
                                                    ====            ====            ====             =======

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

12.             Supplemental disclosure of cash flow information (Continued)

                Supplemental schedule of noncash financing activities

                The Company issued the following amounts of common stock for noncash consideration:

                                                                                      Period from
                                                                                      November 13,
                                                  Year Ended December 31,           1980 (Inception)
                                        --------------------------------------      to December 31,
                                           1996             1995          1994           1996
                                        ----------       ----------       -----     ----------------
                Common stock not
                 previously
                 issued                 $  271,000                                    $  271,000

                Employee
                 compensation,
                 consulting
                 services                   82,750                                       536,959

                Loan origination
                 fee                                                                       4,000
                Acquisition of
                 product rights                                                           12,501
                Repayment of
                 accrued expenses
                 to IMRC                   197,524                                       197,524
                Interest expense             3,000                                         3,000
                Repayment of
                 notes payable
                 to IMRC                   182,444                                       182,444
                                        ----------       ----------       -----       ----------

                                        $  736,718            $ -0-       $ -0-       $1,207,428
                                        ==========       ==========       =====       ==========

                In September 1989, preferred stock-Series B was issued upon the conversion of $125,000 of demand note payable.

                In 1993, the Company converted accounts payable to a note payable on demand for $68,000.

13.             Interest expense

                Interest expense for the years ended December 31, 1996, 1995, and 1994 was $55,608, $66,742 and $52,129, respectively.

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

13.             Interest expense (Continued)

                Included in interest expense is $11,917, $13,591 and $11,872 for loans from the Company's president for the years ended December 31, 1996, 1995 and 1994, respectively.

                Also included in interest expense is $14,595, $27,646 and $15,193 for a loan from IMRC for the years ended December 31, 1996, 1995 and 1994, respectively.

14.             Quarterly results (Unaudited)

                                                               Gross
                                                              Profit                           Net Loss
                                               Sales          (Loss)          Net Loss         Per Share
                                             ---------       ---------        ---------        ---------
                1996 - 1st Quarter           $  17,516       $   8,918        ($101,823)       ($.000)
                       2nd Quarter              11,609           3,855         (142,381)        (.001)
                       3rd Quarter               5,786          (1,164)        (324,708)        (.001)
                       4th Quarter               5,863          (1,043)        (132,955)        (.001)
                                             ---------       ---------        ---------        ------

                    Total                    $  40,774       $  10,566        ($701,867)       ($.003)
                                             =========       =========        =========        ======


                1995 - 1st Quarter           $  10,595       $   3,618        ($156,703)       ($.001)
                       2nd Quarter              11,931           3,833         (158,632)        (.001)
                       3rd Quarter              23,190           5,168         (114,027)        (.000)
                       4th Quarter              16,790           7,907          (92,373)        (.000)
                                             ---------       ---------        ---------        ------

                                 Total       $  62,506       $  20,526        ($521,735)       ($.002)
                                             =========       =========        =========        ======


                1994 - 1st Quarter           $   4,636       $   4,592        ($ 66,160)       ($.000)
                       2nd Quarter               6,680            (581)         (72,732)        (.000)
                       3rd Quarter               5,248          (1,979)         (85,605)        (.001)
                       4th Quarter               5,375           2,090         (198,094)        (.001)
                                             ---------       ---------        ---------        ------

                                 Total       $  21,939       $   4,122        ($422,591)       ($.002)
                                             =========       =========        =========        ======

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



14.             Quarterly results (Unaudited)(Continued)

The following is a reconciliation of 1996 quarterly results (unaudited) as originally reported in the Company's 1996 Form 10-Q filings adjusted for reclassifications of costs of goods sold and an overstatement of interest expense for the quarter ended September 30, 1996:


                                        Gross profit
                                        (loss) as                      Gross profit
                                        originally                      (loss) as
                                         reported        Adjustment      Adjusted
                                        -------------    ----------    ------------
                1996 - 1st Quarter       $ 14,461        ($ 5,543)       $  8,918
                       2nd Quarter         (1,502)          5,357           3,855
                       3rd Quarter         (1,164)                         (1,164)
                       4th Quarter         (1,229)            186          (1,043)
                                         --------        --------        --------

                                         $ 10,566            $-0-        $ 10,566
                                         ========        ========        ========


                                          Net loss                         Net loss
                                        as originally                         as
                                          reported       Adjustment        Adjusted
                                        -------------    ----------       ------------
                1996 - 1st Quarter       ($101,823)                        ($101,823)
                       2nd Quarter        (142,381)                         (142,381)
                       3rd Quarter        (354,708)       $  30,000         (324,708)
                       4th Quarter        (132,955)                         (132,955)
                                         ---------        ---------        ---------

                                         ($731,867)       $  30,000        ($701,867)
                                         =========        =========        =========


                The Company filed an amended Form 10-Q for the quarter ended September 30, 1996 concurrent with its annual Form 10-K filing for the year ended December 31, 1996.

                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     BIOSONICS, INC.


                                     By:  /s/ JACK PALLER
                                        ----------------------------------------
                                          Jack Paller, President, Chairman & CEO


Date: April 30, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                                     By:  /s/ JACK PALLER
                                        ----------------------------------------
                                          Jack Paller, President, Chairman
                                          (Principal Executive Officer),
                                          Treasurer (Principal Financial Officer
                                          and Principal Accounting Officer) and
                                          Director

Date: April 30, 1997