Form 10-Q
period 1997-03-31
BIOSONICS INC
filed 1997-05-16
CIK 352715

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                              --------------------

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to        .
                               ------    -------

                         Commission File Number: 0-11371
                                 BIOSONICS, INC.
             ------------------------------------------------------
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

                                       N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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

Indicate the number of shares outstanding of each of the issuers shares of common stock, as of the latest practicable date: as of March 31st 1997, there were outstanding 294,613,936 shares of the Registrant's Common Stock, $.0001 par value.

--------------------------------------------------------------------------------
                                                              Page 1 of 14 pages
                                                     Exhibit Index is on Page 13

                                 BIOSONICS, INC.

                                      INDEX

                                                                                  Page
                                                                                Number
                                                                                ------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets:
           March 31, 1997 and December 31, 1996                                      3

           Statements of Loss:
           Three Months Ended March 31, 1997 and 1996 and the Period
           from November 13, 1980 (Inception) to March 31,1997                       4

           Statements of Deficit Accumulated:
           Three Months Ended March 31, 1997 and 1996 and the Period
           from November 13, 1980 (Inception) to March 31,1997                       5

           Statements of Cash Flows:
           Three Months Ended March 31, 1997 and 1996 and the Period
           from November 13, 1980 (Inception) to March 31,1997                   6 & 7

           Statements of Shareholders' Equity - Paid-In-Capital:
           November 30, 1980 (Inception) to March 31, 1997                      8 - 10

           Note to Financial Statements                                             11

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                      12

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                        12

Item 2.    Changes in Securities                                                    13

Item 4.    Submission of Matters to a Vote of Security Holders                      13

Item 6.    Exhibits and Reports on Form 8-K                                         13

Signatures                                                                          13

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS


                                                    ASSETS
                                                    ------
                                                                               Unaudited
                                                                               MARCH 31          DECEMBER 31,
                                                                                 1997                1996
                                                                             ------------        ------------
Current assets
   Cash (including interest bearing deposits
      of $10 in 1997 and 1996)                                               $        260        $        260
   Accounts receivable (net of allowance for doubtful
    accounts of $2,000 in 1997 and 1996)                                            8,446               8,196
   Loan Receivable                                                                 70,000                  --
   Inventory                                                                       64,045              64,271
   Prepaid expenses and other current assets                                        5,845                  25
                                                                             ------------        ------------
           Total current assets                                                   148,596              72,752

Equipment, furniture and leaseholds, net
   of accumulated depreciation                                                     13,506              15,007
Deposits                                                                            8,431               8,431
                                                                             ------------        ------------
                Total assets                                                 $    170,533        $     96,190
                                                                             ============        ============

                                    Liabilities and Shareholders' Deficit
                                    -------------------------------------

Current liabilities
   Notes payable                                                             $    278,000        $    288,000
   Accounts payable and accrued expenses                                        1,627,789           1,707,779
   Bonds unissued                                                                 187,000             187,000
   Proceeds for common stock unissued                                             279,530              40,000
                                                                             ------------        ------------
                Total current liabilities                                       2,372,319           2,222,779
                                                                             ------------        ------------

Shareholders' deficit
      Common stock - authorized 750,000,000 shares at .0001 par value;
      issued and outstanding 294,613,936 and 287,863,936 shares at
      March 31, 1997 and December 31, 1996 respectively                            29,461              28,787

   Capital in excess of par value                                              11,706,548          11,599,722

   Deficit accumulated during development stage                               (13,937,795)        (13,755,098)
                                                                             ------------        ------------
          Total shareholders' deficit                                          (2,201,786)         (2,126,589)
                                                                             ------------        ------------
                Total liabilities and shareholders' deficit                  $    170,533        $     96,190
                                                                             ============        ============

   The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                               STATEMENTS OF LOSS
                                   (UNAUDITED)

                                            THREE MONTHS ENDED            11/13/80 (INCEPTION)
                                                MARCH 31,                     TO MARCH 31,
                                                ---------                     ------------
                                            1997          1996           1997             1996
                                         ---------     ---------     ------------     ------------
Development stage expenses
   Research and development costs         $      0      $      0      $ 4,166,053      $ 4,144,553
   Professional fees                        40,742        18,956        2,793,229        2,641,393
   Other development stage expenses        145,168        97,403        8,147,446        7,512,973
                                         ---------     ---------     ------------     ------------
Total development stage expenses           185,910       116,359       15,106,728       14,298,919
   Less:  Revenues from cost recovery
         program                                --            --          118,082          118,082
                                         ---------     ---------     ------------     ------------

Net development stage expenses             185,910       116,359       14,988,646       14,180,837
                                         ---------     ---------     ------------     ------------

Sales                                        5,625        17,516          843,002          814,119
Cost of sales                                3,404         3,055          548,389          517,832
                                         ---------     ---------     ------------     ------------

Gross profit                                 2,221        14,461          294,613          296,287
                                         ---------     ---------     ------------     ------------

Other income
   Investment and other income                 992            75          748,618          747,626
   Gain on sale of fixed assets                 --            --            7,620            7,620
                                         ---------     ---------     ------------     ------------

Total other income                             992            75          756,238          755,246
                                         ---------     ---------     ------------     ------------

Net loss                                 ($182,697)    ($101,823)    ($13,937,795)    ($13,129,304)
                                         =========     =========     ============     ============

Loss per common share                    ($   .001)    ($   .000)    ($       .05)    ($      .053)
                                         =========     =========     ============     ============


    The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENTS OF DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
                                   (UNAUDITED)



                          THREE MONTHS ENDED                 11/13/80 (INCEPTION)
                               MARCH 31,                         TO MARCH 31,
                          ------------------                 --------------------
                          1997            1996              1997              1996
                     ------------     ------------     -------------     -------------
BEGINNING BALANCE    ($13,755,098)    ($13,053,231)     $         --      $         --


      NET LOSS           (182,697)        (101,823)      (13,937,795)      (13,155,054)
                     ------------     ------------     -------------     -------------


ENDING BALANCE       ($13,937,795)    ($13,155,054)    ($ 13,937,795)    ($ 13,155,054)
                     ============     ============     =============     =============

   The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED               11/13/80 (INCEPTION)
                                                                 MARCH 31,                       TO MARCH 31,
                                                                 ---------                       ------------
                                                            1997           1996            1997              1996
                                                         ---------      ---------      ------------      ------------
Cash flows used in operating activities
   Net loss                                              ($182,697)     ($101,823)     ($13,937,795)     ($13,155,054)
                                                         ---------      ---------      ------------      ------------

   Adjustments to reconcile net loss to
     net cash used in operating activities
      Depreciation and amortization                          1,501          1,335           380,188           370,018
      Increase in allowance for doubtful accounts               --             --             2,000             2,000
      Increase in reserve for inventory obsolescence            --             --            27,000            40,000
      Loss on lease abandonment                                 --             --            19,550            19,550
      Gain on sale of fixed assets                              --             --            (7,620)           (7,620)
      Common stock issued for services                      27,500             --           571,459           458,209
      Common stock issued for interest                      10,000             --            10,000                --
      Common stock issued for product rights                    --             --            12,501            12,501
      Change in
        Accounts receivable                                   (250)         1,985           (10,446)           18,326
        Inventory                                              226          2,775           (91,045)         (107,309)
        Prepaid expenses and other current assets            (5820)            (4)           (5,845)          (11,557)
        Accounts payable and accrued expenses              (79,990)        95,732         1,893,314         1,855,379
                                                         ---------      ---------      ------------      ------------

          Total adjustments                                (46,833)       101,823         2,801,056         2,612,845
                                                         ---------      ---------      ------------      ------------

   Net cash used in operating activities                  $229,530      ($     --)     ($11,136,739)     ($10,542,209)
                                                         ---------      ---------      ------------      ------------

Cash flows from investing activities
   Sale of fixed assets                                   $     --       $     --       $    10,825       $    10,825
   Capital expenditures                                         --             --          (363,305)         (363,305)
   Issuance of note receivable                                  --             --           (30,000)          (30,000)
   (Increase) decrease in deposits                              --             --            (8,431)           (8,431)
   Decrease in note receivable                                  --             --            30,000            30,000
   Decrease in capitalized patents                              --             --           (45,690)          (45,690)
                                                         ---------      ---------      ------------      ------------

   Net cash provided (used) in investing activities       $     --       $     --      ($   406,601)     ($   406,601)
                                                         ---------      ---------      ------------      ------------

   The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED            11/13/80 (INCEPTION)
                                                              MARCH 31,                    TO MARCH 31,
                                                              ---------                    ------------
                                                            1997        1996         1997              1996
                                                         ---------      ----     ------------      ------------
Cash flows from financing activities
   Proceeds for bonds unissued                           $      --      $ --     $    190,000      $    190,000
   Repayments for bonds unissued                                --        --           (3,000)           (3,000)
   Proceeds for common stock unissued                      239,530        --          550,530           271,000
   Principal payments of note payable                      (10,000)       --         (317,000)          (72,000)
   Proceeds from issuance of note payable                       --        --          834,444           789,444
   Decrease in capitalized organization costs                   --        --           (7,453)           (7,453)
   Proceeds from issuance of preferred stock                    --        --        1,105,000           600,000
   Proceeds from issuance of common stock                       --        --        9,191,079         9,181,079
                                                         ---------      ----     ------------      ------------
Net cash provided by financing activities                $ 229,530      $ --     $ 11,543,600      $ 10,949,070
                                                         ---------      ----     ------------      ------------

Net increase (decrease) in cash and cash equivalents            --        --              260               260
Cash and cash equivalents, beginning                           260       260               --                --
                                                         ---------      ----     ------------      ------------
Cash and cash equivalents, ending                        $     260      $260     $        260      $        260
                                                         =========      ====     ============      ============

Schedule of noncash financing transactions:
   Issuance of common stock from Loan Receivable:        $  70,000      $ --     $     70,000      $         --
                                                         =========      ====     ============      ============



   The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
               STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL
                 NOVEMBER 13, 1980 (INCEPTION) TO MARCH 31, 1997
                                   (UNAUDITED)


       DATE STOCK                          PRICE
         ISSUED      NUMBER OF SHARES      PER SHARE  AMOUNT RECEIVED      NOTES
         ------      ----------------      ---------  ---------------      -----
        1/13/81          150,000,000        $.0001        $   15,001        (A)
        1/31/81            4,400,000          .025           110,000        (B)
           1981              400,000          .025            10,000        (C)
           1981           20,000,000           .05         1,000,000        (B)
           1982               20,000           .40             8,000        (C)
           1982               97,500           .20            19,500        (C)
           1982            1,000,000           .06            60,100        (D)
           1983               52,500           .20            10,500        (C)
           1983               75,000          .305            22,875        (E)
           1983               25,000          .235             5,875        (E)
           1983               20,000           .50            10,000        (C)
       12/29/83            7,300,000           .50         3,650,000        (F)
           1984                  390          1.00               390        (G)
           1984                5,948           .50             2,975        (G)
           1984                1,000          .375               375        (C)
           1984               72,500           .25            18,125        (C)
           1984                2,000          .375               750        (H)
           1984                4,000           .25             1,000        (C)
           1984              350,000           .20            70,000        (C)
           1985               26,500          .281             7,453        (C)
           1985               20,000           .25             5,000        (H)
           1985                  500           .50               250        (G)
           1985                5,000          .344             1,719        (C)
           1985                   50          1.00                50        (G)
           1985                2,000          .375               750        (H)
           1985                7,500          .156             1,172        (C)
           1986                6,882           .50             3,472        (G)
           1986               85,000         .1875            15,938        (H)
           1986               11,650          .281             3,276        (H)
           1986              100,000          .219            21,875        (H)
           1986           10,665,000          .181         1,929,737        (I)
           1986              202,000          .156            31,562        (H)
           1986               70,000          .313            21,875        (H)
           1986              134,855           .20            26,939        (H)
           1987            7,613,551           .20         1,522,710        (G)
           1987              476,110          .295           140,478        (H)
           1987                7,000          .159             1,113        (B)
           1987               15,000          .312             4,687        (C)
           1987              240,000           .20            48,000        (B)
           1987              100,000          .218            21,875        (C)
           1988              125,000           .25            31,250        (C)
           1988                2,500          .218               547        (H)
           1988               10,000           .20             2,000        (G)
           1988              100,000           .25            25,000        (B)
           1988            4,227,000           .20           845,400        (B)

   The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (CONTINUED)
                NOVEMBER 13, 1980 (INCEPTION) TO MARCH 31 , 1997
                                   (UNAUDITED)


        DATE STOCK                            PRICE
            ISSUED    NUMBER OF SHARES      PER SHARE  AMOUNT RECEIVED      NOTES
            ------    ----------------      ---------  ---------------      -----
              1988             25,000           .156            3,906        (C)
              1988             11,000           .013              143        (H)
              1989            400,000           .080           32,000        (B)
              1989              3,000          .0938              282        (H)
              1989            100,000           .080            8,000        (B)
              1990             25,000           .010              250        (H)
              1990         20,311,000           .010          203,110        (B)
              1990         10,500,000           .010          105,000        (B)
              1991          1,100,000           .010           11,000        (B)
              1991            100,000           .010            1,000        (H)
              1991             48,000          .0625            3,000        (J)
              1991             32,000          .0625            2,000        (J)
              1991          1,100,000           .010           11,000        (J)
              1991          1,100,000           .010           11,000        (B)
              1991            400,000           .010            4,000        (C)
              1996          1,250,000            .08          100,000        (K)
              1996         11,375,000          .0286          325,000        (K)
              1996         16,100,000            .05          805,000        (K)
              1996          1,300,000            .01           13,000        (L)
              1996         12,900,000            .02          258,000        (L)
              1996            300,000            .03            9,000        (M)
              1996            280,000            .05           14,000        (M)
              1996            400,000            .08           32,000        (M)
              1996            100,000           .065            6,500        (M)
              1996            250,000           .085           21,250        (M)
              1996        (15,368,820)                          - 0 -        (N)
              1996            420,000          .0238           10,000        (L)
              1996         11,150,000            .02          223,000        (L)
              1996            428,600           .035           15,000        (L)
              1996            250,000            .04           10,000        (L)
              1996          1,075,220            .05           53,761        (L)
              1996            350,000          .0258            9,032        (J)
              1996          1,695,000          .0345           59,175        (J)
              1996             75,000            .04            3,000        (O)
              1996            200,000            .05           10,000        (B)
              1997            550,000            .05           27,500        (M)
              1997            200,000            .05           10,000        (O)
              1997          5,000,000            .01           50,000        (P)
              1997          1,000,000            .02           20,000        (P)

TOTAL SHARES - COMMON STOCK          294,613,936
                                     ===========
TOTAL PAID-IN CAPITAL                                     $12,209,504
LESS:  Offering Expenses                                      473,495
                                                          -----------

NET PAID-IN CAPITAL - COMMON STOCK                        $11,736,009


   The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (CONTINUED)
                NOVEMBER 13, 1980 (INCEPTION) TO MARCH 31 , 1997
                                   (UNAUDITED)



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

(J) Liabilities converted to common stock.

(K) Preferred Stock transferred to Common Stock as per agreement.

(L) Issued stock for monies received during time when common stock was not able to be issued.

(M) Issued stock as payment for services rendered.

(N) Shares contributed by IMRCH.

(O) Issued stock as payment for interest on loans received.

(P) Issued pursuant to exercising stock purchase option.


   The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTE TO FINANCIAL STATEMENTS
                                 MARCH 31 , 1997



Note 1 - The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K annual report for the year ended December 31, 1996. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine-month period ended March 31, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Biosonics' primary sources of funds to date have been proceeds from the sale of its securities and investment income on such proceeds, including loans and advances for security purchases through offerings.

During this reported period, Biosonics has issued Common Stock shares as follows: (a) 310,000 shares at $.05 per share for payment of financial consulting services, (b) 12,000 shares at $.05 per share for payments to Dr. Talal as final payment for his advisory board services, (c) 10,000 shares at $.05 per share for interest payment on one loan established in 1991; and (d) 5,000,000 shares at $.01 per share plus 1,000,000 shares at $.02 per share were issued to two investors respectively in exercise of stock options, for which the company received promissory notes in the principal amount of the purchase price and for which such shares are being held as collateral.

Biosonics is currently effecting a private placement of common stock to a limited number of accredited investors for which it received subscriptions for $279,530 to date, for 5,590,600 shares of common stock at $.05 per share pursuant to the exemption afforded under Section 4(2) and Regulation D under the Securities Act of 1933.

The Company does not have any material commitments for capital expenditures, although the Company may make capital expenditures during 1997 in connection with the manufacture of the Cystotron Systems, if funds are available. The extent of the development or testing, if any, of the Company's other devices will depend on the availability of funds, and there is no assurance that development or testing of the devices will occur or be successful.

Results of Operations

Net development stage expenses for the three months ended March 31, 1997 $185,910 were higher than those for the comparable periods of the prior year $116,359 due to funds spent on consulting services, and expenses relating to Biosonics' participation in the Medical Device Industry conference, also the preparation of Cystotron devices and consulting fees regarding the engineer hired to prepare Biosonics for manufacturing the Cystotron devices. Other development stage expenses include primarily salaries, rent, supplies, transfer agent fees, manufacturing, marketing, public relations and travel expenses. The Company's professional fees for the three months ended March 31, 1997 of $40,742 were higher than $18,956 of professional fees for the comparable period of the prior year due to legal, accounting and $30,000 of consulting expenses incurred. The Company's sales for the three months ended March 31, 1997 were $5,625 as compared to $17,516 for the same period of the prior year. The decrease in sales resulted primarily from not having available funds to continue the marketing program for its SALITRON System.


PART II        OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

None

ITEM 2.        CHANGES IN SECURITIES.

During this reported period, Biosonics has issued Common Stock shares as follows: (a) 310,000 shares at $.05 per share for payment of financial consulting services, (b) 12,000 shares at $.05 per share for payments to Dr. Talal as final payment for his advisory board services, (c) 10,000 shares at $.05 per share for interest payment on one loan established in 1991; and (d) 5,000,000 shares at $.01 per share plus 1,000,000 shares at $.02 per share were issued to two investors respectively in exercise of stock options, for which the company received promissory notes in the principal amount of the purchase price and for which such shares are being held as collateral.

Biosonics is currently effecting a private placement of common stock to a limited number of accredited investors for which it received subscriptions for $279,530 to date, for 5,590,600 shares of common stock at $.05 per share pursuant to the exemption afforded under Section 4(2) and Regulation D under the Securities Act of 1933.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               *3.1 Articles of Incorporation as amended (Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

               *3.5 By-laws of Registrant, as amended. (Exhibit to Registrant's Annual Report or Form 10-K for the year ended December 31, 1983 ["1983 Form 10-K"]).

               27     Financial Data Schedule

         (b)   Reports on Form 8-K:

               None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                        BIOSONICS, INC.



Date:   May ________, 1997              By: /s/ Jack Paller
                                            ------------------------------------
                                                Jack Paller, President, Chairman
                                                and Executive Officer, Principal
                                                Financial Officer and Principal
                                                Accounting Officer and Sole
                                                Director.