Form 10-K405/A
period 1996-12-31
BIOSONICS INC
filed 1997-08-04
CIK 352715

-------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

                               ----------------

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the average of the closing bid and asking prices as reported in the pink sheets on March 31, 1997, the aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $8,312,885.

Indicate the number of shares outstanding of each of the issuers shares of common stock, as of the latest practicable date: As of December 31st 1996, there were outstanding 287,863,936 shares of the Registrant's Common Stock, $.0001 par value.

Documents Incorporated by Reference:   None
-------------------------------------------------------------------------------
                                                             Page 1 of 17 pages

                                    PART II


ITEM 5.           MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

                  1996                              High Bid           Low Bid
                  ----                              --------           -------
                  First Quarter                    $    .08            $  .025
                  Second Quarter                        .12               .055
                  Third Quarter                         .195              .065
                  Fourth Quarter                        .12               .04
                  1995
                  ----
                  First Quarter                         .055              .01
                  Second Quarter                        .065              .02
                  Third Quarter                         .05               .01
                  Fourth Quarter                        .042              .01


The quotations set forth above reflect inter-dealer prices without mark-up, mark-down or commissions, and may not necessarily represent actual transactions. As of December 31, 1996, there were approximately 10,500 record holders of the Company's Common Stock. The Company has not, since its inception, declared any dividends.

Biosonics' Common Stock was issued in an aggregate of 75,000 shares for interest on loans received, and 200,000 shares were issued for funds received by the Company. Additional funds were received and loaned to the Company without any stock issuances.

In February 1995, the Company granted non-employees common stock options for 10,000,000 shares, exercisable at $.01 per share. In January and February 1996, the Company granted common stock options to non-employees for 6,000,000 shares, exercisable at $.02 per share. These options were issued in exchange for various services performed on the Company's behalf. Transfer of the shares issued upon the exercise of the options will be restricted subject to registration requirements of the Securities Act of 1933 or an exemption from such requirements such as Rule 144 of the SEC.

In May 1996, the Company issued a stock option to an employee for 250,000 shares, exercisable at $.05 per share. Transfer of the shares issued upon the exercise of the options will be restricted subject to registration requirements of the Securities Act of 1933 or an exemption from such requirements such as Rule 144 of the SEC.

ITEM 6.           SELECTED FINANCIAL DATA.

                                                                         Year Ended December 31
                                                ---------------------------------------------------------------------
Statement of Loss Data:                               1996           1995           1994          1993           1992
-----------------------                               ----           ----           ----          ----           ----
                                                (Restated)     (Restated)
Development stage expenses:
     Research and development costs               $ 21,500       $ 20,117       $  5,160      $  8,669       $  8,866
     Professional fees                             130,050         54,697         49,507       101,750         77,448
     Other development stage expenses              636,488        560,476        338,102       271,048        294,088
                                                  --------       --------       --------      --------       --------
        Total development stage expenses          $788,038       $635,290       $426,713      $329,224       $404,624
     Less: Revenue from cost recovery program           -              -              -             -              -
                                                  --------       --------       --------      --------       --------
     Net development stage expenses               $788,038       $635,290       $426,713      $329,224       $404,624

Sales                                             $ 40,774       $ 62,506       $ 21,939      $ 30,578       $ 26,687
Cost of sales                                       30,208         41,980         17,817        45,461         30,432
                                                  --------       --------       --------      --------       --------
Gross profit (loss)                               $ 10,566       $ 20,526       $  4,122      $(14,883)      $ (3,745)

Other income
     Investment income                           $  -           $  5,279       $  -            $  -           $  -
     Miscellaneous income                              75          -              -               -              -
     Gain on sale of equipment                      -              -              -                  75          2,778
                                                 --------       --------       --------        --------       --------
                                                 $     75       $  5,279       $  -            $     75       $  2,778
                                                 --------       --------       --------        --------       --------
     Net loss                                   ($777,397)     ($609,485)     ($422,591)      ($344,107)     ($408,294)
     Loss per common share                         ($.003)        ($.002)        ($.002)         ($.001)        ($.002)

                                                                        As of December 31,
                                              -------------------------------------------------------------------------
Balance Sheet Data:                                   1996           1995           1994            1993           1992
-------------------                                   ----           ----           ----            ----           ----
Working Capital (Deficit)                     ($2,150,027)   ($2,709,883)   ($2,477,004)    ($2,059,248)   ($1,723,651)
Total Assets                                   $   96,190     $  133,650     $  119,445      $  125,009     $  160,803
Total Liabilities                              $2,222,779     $2,810,091     $2,574,151      $2,157,124     $1,848,811
Shareholders' Deficit                         ($2,126,589)   ($2,676,441)   ($2,454,706)    ($2,032,115)   ($1,688,008)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Liquidity and Capital Resources

Biosonics' primary sources of funds to date have been proceeds from the sale of its securities and investment income on such proceeds including loans and advances for security purchases through offerings.

In July 1996, the Company amended its Articles of Corporation pursuant to which the Company increased the authorized number of shares of Common Stock from 250,000,000 shares to 750,000,000 shares. On July 30, 1996, all stock that had been previously purchased but unissued due to the unavailability of shares of authorized Common Stock of the Company were issued. The total number of shares issued was 14,200,000 shares. In addition, all holders of Preferred Stock, including Series A, Series B and Series D, converted their Preferred Shares into Common Stock of the Company pursuant to the formula set forth in their respective Preferred Stock Agreements. Series D Preferred Stock was amended in May 1996 to increase the available Prefered Stock from 5,000 shares to 10,000 shares. Series B Preferred Stock, was amended in April 1996 to allow the holders of Series B to convert their stock. The total number of shares of Common Stock issued as a result of the conversion of all the Preferred Stock was 28,725,000 shares, including 7,000,000 shares to IMRCH and 4,375,000 shares issued to Jack Paller pursuant to the conversion of their respective shares of Preferred Stock Series B.

In addition to the foregoing issuances and conversions, (i) the Company issued an aggregate of 300,000 Common Stock shares to the Salitron Advisory Board, and
(ii) an aggregate of 750,000 shares of Common Stock were issued to three outside consultants in connection with financial planning and consulting services provided to the Company. Also IMRCH issued 550,000 shares of the Company's Common Stock held by it to two outside consultants for certain advertising and public relations services. Further, the Company issued an aggregate of 280,000 shares to three doctors for medical consulting services rendered. An aggregate of 14,200,000 shares of Common Stock were issued to eighteen persons who had previously wished to acquire stock, but which at the time, the Company was restricted from issuing because such issuances would have exceeded the total authorized shares of Common Stock.

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

In February 1995, the Company granted non-employees common stock options for 10,000,000 shares, exercisable at $.01 per share. In January and February 1996, the Company granted common stock options to non-employees for 6,000,000 shares, exercisable at $.02 per share. These options were issued in exchange for various services performed on the Company's behalf. Transfer of the shares issued upon the exercise of the options will be restricted subject to registration requirements of the Securities Act of 1933 or an exemption from such requirements such as Rule 144 of the SEC.

In May 1996, the Company issued a stock option to an employee for 250,000 shares, exercisable at $.05 per share. Transfer of the shares issued upon the exercise of the options will be restricted subject to registration requirements of the Securities Act of 1933 or an exemption from such requirements such as Rule 144 of the SEC.

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

Results of Operations

Biosonics' net development stage expenses increased, $152,748 or 27%, in 1996 as compared to 1995 primarily due to arrangements with consultants for the Company in the areas of public relations and as medical advisors, and one-time expenses incurred in connection with the Company's special shareholders meeting. Professional fees were increased due to the special shareholders meeting, and a retainer was paid to the new attorneys hired as counsel to the Company on securities related issues.

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

The financial statements of Biosonics are set forth in this report beginning on page F-1.

                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON
                  FORM 8-K.

         (A)      Financial Statements & Exhibits

         1.       Financial Statements                                                                    Page
                                                                                                          ----
                  Auditors' Report                                                                        F-1
                  Balance Sheets at December 31, 1995 and 1996                                            F-3
                  Statements of Operations for Each of the Three Years in the
                     Period Ended December 31, 1996 and the period from
                     November 13, 1980 (Inception) to December 31, 1996                                   F-5
                  Statements of Changes in Shareholders' Equity (Deficiency)
                     for the Period from November 13, 1980 (Inception) to
                     December 31, 1996                                                                    F-6
                  Statements of Cash Flows for each of the Three Years in the
                     Period ended December 31, 1996 and the period from
                     November 13, 1980 (Inception) to December 31, 1996                                   F-14
                  Notes to Financial Statements                                                           F-16

         2. All schedules have been omitted because they are not applicable or the required information is show in the consolidated financial statements or notes therein.

         3.       Exhibits

                  *3.1 Articles of Incorporation as ammended (Registrant's Quarterly Report on Form
                             10-Q for the quarter ended September 30, 1996)

                  *3.5 By-laws of Registrant, as amended. (Exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1983 ["1983 Form 10-K"]).

                  *3.6 Amended and Restated Article VlI of the Registrant's Bylaws as adopted on May 7, 1987. (Exhibit to 1988 Form 10-K) .

                  *3.7 Amendment to Registrant's By-Laws (Exhibit 3.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 ["1994 Form 10-K"]).

                  *10.1 Agreement between Registrant and IMRC with respect to opportunities in the field of medical technology. (Exhibit to 1981 Form 10-K).

                  *10.2       Lease dated October 1, 1996, between Biosonics
                             and New York Drive Associates L.L.C.

                  *10.6      Securities Restriction Agreement dated
                             September 30, 1987 between Registrant and
                             International Management & Research Corporation, Jack and Sarah Paller, and Henry S. Brenman. (Exhibit to 1987 Form 10-K).

                  *10.16     Note in the amount of $250,000, dated
                             June 27, 1989, of Biosonics, Security Agreement, dated June 27, 1989, between Biosonics and Jack and Sarah Paller and Assignment of Patent as Collateral Security, dated June 27, 1989, of Biosonics. (Exhibit 10. 16 to Form 10-K).

                  *21.       Subsidiaries. (Exhibit 21 to 1994 Form 10-K).

                  27.        Financial Data Schedule

         (B)      Reports on 8-k

         The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1996.

----------------------------
*      Incorporated by reference.


                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BIOSONICS, INC.



                          By: /s/ JACK PALLER
                             -------------------------------------------------
                                  Jack Paller, President, Chairman & CEO
Date: 7/31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                          By: /s/ JACK PALLER
                             ------------------------------------------------
                                  Jack Paller, President, Chairman (Principal
                                  Executive Officer), Treasurer (Principal
                                  Financial Officer and Principal Accounting
                                  Officer) and Director
Date: 7/31, 1997

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)

                                      * * *

                        December 31, 1996, 1995 and 1994

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                                    CONTENTS
                        December 31, 1996, 1995 and 1994



                                                                                            Page number
Auditors' Report                                                                             F-1 & F-2


Financial Statements:

  Balance Sheets (Restated) at December 31, 1996
   and 1995                                                                                  F-3 & F-4

  Statements of Operations (Restated) for Each of the Three Years in the Period
   Ended December 31, 1996 and the Period from November
   13, 1980(Inception) to December 31, 1996                                                     F-5

  Statements of Changes in Shareholders' Equity
   (Deficiency) (Restated) for the Period from
   November 13, 1980 (Inception) to December
   31, 1996                                                                                F-6 through F-13

  Statements of Cash Flows (Restated) for Each of the Three Years in the Period
   Ended December 31, 1996 and the Period from November 13, 1980
   (Inception) to December 31, 1996                                                          F-14 & F-15

  Notes to Financial Statements                                                            F-16 through F-30

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Biosonics, Inc.
(A Development Stage Enterprise)


         We have audited the accompanying balance sheets of Biosonics, Inc. (a development stage enterprise) as of December 31, 1996 and 1995, and the related statements of operations, changes in shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1996. Such financial statements have been restated as described in Note 3 to the financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a net shareholders' deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         As discussed in Note 3 to the financial statements, certain errors resulting from the Company's not recording stock options issued in 1996 and 1995 were subsequently discovered by management. Accordingly, the Company has restated its 1996 and 1995 financial statements to conform with generally accepted accounting principles.

         Also, in our opinion, the amounts shown in the statements of operations and cash flows under the caption "Period from November 13, 1980 (Inception) to December 31, 1996" have been properly compiled from the financial statements for the period November 13, 1980 (Inception) to December 31, 1980 and for each of the sixteen years in the period ended December 31, 1996.





                                             MORRIS J. COHEN & CO., P.C.


February 21, 1997
(except for Notes 3 and 10, as to which
 the date is July 18, 1997)

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                            BALANCE SHEETS (RESTATED)
                           December 31, 1996 and 1995

                                     ASSETS


                                                1996             1995
                                                ----             ----
Current assets
  Cash                                        $   260          $    260
  Accounts receivable (net of
   allowance for doubtful
   accounts of $2,000 in 1996
   and $6,000 in 1995)                          8,196            21,013
  Inventories                                  64,271            70,084
  Prepaid expenses and other
   current assets                                  25             8,851
                                              -------          --------

       Total current assets                    72,752           100,208


Equipment, furniture and leaseholds,
  net of accumulated depreciation
  and amortization                             15,007            25,011


Deposits                                        8,431             8,431
                                              -------          --------


       Total assets                           $96,190          $133,650
                                              =======          ========

The accompanying notes are an integral part of these financial statements.

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY


                                                                  1996                    1995
                                                                  ----                    ----
Current liabilities
  Notes payable                                                $    288,000           $    660,444
  Accounts payable and accrued
   expenses                                                       1,707,779              1,691,647
  Payments received for unissued
   debentures                                                       187,000                187,000
  Payments received for unissued
   securities                                                        40,000                271,000
                                                               ------------           ------------

       Total current liabilities                                  2,222,779              2,810,091
                                                               ------------           ------------

Commitments and contingencies (Note 12)

Shareholders' deficiency
  Preferred stock - authorized
   10,000,000 shares (inclusive
   of Series A, B, C and D) at
   $1 par value
  Series A, authorized 1,000 shares,
   issued and outstanding 1,000 shares
   in 1995                                                                                   1,000
  Series B, authorized 10,000 shares,
   issued and outstanding 3,250
   shares in 1995                                                                            3,250
  Series D, authorized 10,000 shares
   in 1996, 5,000 shares in 1995,
   issued and outstanding 3,000 shares
   in 1995                                                                                   3,000
  Common stock - $.0001 par value;
   authorized 750,000,000 shares in 1996, 250,000,000
   shares in 1995, issued and outstanding 287,863,936
   shares in 1996, 243,333,936 shares in 1995                        28,787                 24,333
  Capital in excess of par value                                 11,763,002             10,432,957
  Deficit accumulated during
   development stage                                            (13,918,378)           (13,140,981)
                                                               ------------           ------------

       Shareholders' deficiency                                  (2,126,589)           ( 2,676,441)
                                                               ------------           ------------

       Total liabilities and
        shareholders' deficiency                               $     96,190           $    133,650
                                                               ============           ============

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                       STATEMENTS OF OPERATIONS (RESTATED)



                                                                                              Period from
                                                                                              November 13,
                                                                                                 1980
                                                                                              (Inception)
                                                                                                  to
                                                 Year Ended December 31,                      December 31,
                                    --------------------------------------------
                                    1996                1995                1994                  1996
                                    ----                ----                ----                  ----
Development stage
 expenses
  Research and develop-
   ment costs                    $  21,500           $  20,117           $   5,160           $  4,166,053

  Professional fees                130,050              54,697              83,451              2,752,487

  Other development
   stage expenses                  636,488             560,476             338,102              8,165,558
                                 ---------           ---------           ---------           ------------

    Total development
     stage expenses                788,038             635,290             426,713             15,084,098

Less - Revenue from
 cost recovery program                                                                            118,082
                                 ---------           ---------           ---------           ------------

Net development
 stage expenses                    788,038             635,290             426,713             14,966,016
                                 ---------           ---------           ---------           ------------

Sales                               40,774              62,506              21,939                837,377

Cost of sales                       30,208              41,980              17,817                544,985
                                 ---------           ---------           ---------           ------------

Gross profit                        10,566              20,526               4,122                292,392
                                 ---------           ---------           ---------           ------------

Other income
  Investment and
   other income                         75               5,279                                    727,626
  Management fees                   20,000
  Gain on sale of
   equipment                                                                                        7,620
                                 ---------           ---------           ---------           ------------

                                        75               5,279                                    755,246
                                 ---------           ---------           ---------           ------------

Net loss                         ($777,397)          ($609,485)          ($422,591)          ($13,918,378)
                                 =========           =========           =========           ============

Loss per common
 share                           ($   .003)          ($   .002)          ($   .002)          ($      .056)
                                 =========           =========           =========           ============

The accompanying notes are an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                     STATEMENTS OF CHANGES IN SHAREHOLDERS'
                          EQUITY (DEFICIENCY)(RESTATED)
         Period from November 13, 1980 (Inception) to December 31, 1996



                                                       Common Stock
                                                   Shares          Amount
                                                   ------          ------
Capital subscriptions received
Net loss for the period from
 November 13, 1980 (Inception) to
 December 31, 1980

Balance, December 31, 1980

Common stock issued January 1981
 ($.0001 per share)                              125,010,000       $12,501
Common stock issued January 1981
 ($.0001 per share)                               24,990,000         2,499
Common stock issued January 1981
 ($.025 per share)                                 4,400,000           440
Common stock issued January 1981
 ($.025 per share)                                   200,000            20
Common stock issued March 1981
 ($.025 per share)                                   200,000            20
Common stock issued October 1981
 ($.05 per share)                                 20,000,000         2,000
Offering expenses
Warrants to purchase 1,000,000
 shares of common stock at $.06
 per share issued October 1981
 ($.0001 per share)
Net loss for the year ended
 December 31, 1981
                                                 -----------       -------

Balance, December 31, 1981                       174,800,000        17,480

Common stock issued November 1982
 ($.40 per share)                                     20,000             2
Common stock issued November 1982
 ($.20 per share)                                     97,500            10
Common stock issued pursuant to
 exercise of warrants December
 1982 ($.06 per share)                             1,000,000           100
Adjustment of offering expenses
Net loss for the year ended
 December 31, 1982
                                                 -----------       -------

Balance, December 31, 1982                       175,917,500        17,592

Preferred Stock                                          Deficit                 Shareholders'
Series A, B and D         Capital in Excess         Accumulated During              Equity
Shares    Amount            of Par Value            Development Stage            (Deficiency)
------    ------            ------------            -----------------            ------------
                             $   65,000                                           $   65,000


                                                      ($       50)               (        50)
                             ----------                ----------                 ----------

                                 65,000               (        50)                    64,950


                                                                                      12,501 (1)

                                      1                                                2,500 (3)

                                 44,560                                               45,000 (3)

                                  4,980                                                5,000 (2)

                                  4,980                                                5,000 (2)

                                998,000                                            1,000,000 (3)
                            (   277,766)                                         (   277,766)



                                    100                                                  100

                                                      (   150,446)               (   150,446)
                             ----------                ----------                 ----------

                                839,855               (   150,496)                   706,839


                                  7,998                                                8,000 (2)

                                 19,490                                               19,500 (2)


                                 59,900                                               60,000 (3)
                                  1,500                                                1,500

                                                      (   428,634)               (   428,634)
                             ----------                ----------                 ----------

                                928,743               (   579,130)                   367,205

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                     STATEMENTS OF CHANGES IN SHAREHOLDERS'
                    EQUITY (DEFICIENCY)(RESTATED)(Continued)
         Period from November 13, 1980 (Inception) to December 31, 1996

                                                            Common Stock
                                                      Shares            Amount
                                                      ------            ------
Balance forward at December 31, 1982                175,917,500         17,592

Common stock issued January 1983
 ($.20 per share)                                        22,500              2
Common stock issued March 1983
 ($.020 per share)                                       30,000              3
Common stock issued pursuant to
 exercise of stock options April
 1983 ($.235 to $.305 per share)                        100,000             10
Common stock issued June 1983
 ($.50 per share)                                        20,000              2
Common stock issued November 1983
 ($.50 per share)                                     6,500,000            650
Offering expenses
Common stock issued December 1983
 ($.50 per share)                                       800,000             80
Net loss for the year ended
 December 31, 1983
                                                    -----------          ------

Balance, December 31, 1983                          183,390,000         18,339

Common stock issued pursuant to
 exercise of Series A warrants
 March 1984 to December 1984 ($.50
 per share)                                               5,948               1
Common stock issued pursuant to
 exercise of Series B warrants
 March 1984 to October 1984 ($1.00
 per share)                                                 390
Common stock issued May 1984 to
 December 1984 ($.25 per share)                          76,500               8
Common stock issued May 1984 and
 September 1984 ($.375 per share)                         3,000
Common stock issued December 1984
 ($.20 per share)                                       350,000              35
Adjustment of offering expenses
Net loss for the year ended
 December 31, 1984
                                                    -----------          ------

Balance, December 31, 1984                          183,825,838          18,383

Preferred Stock                                           Deficit                Shareholders'
Series A, B and D         Capital in Excess          Accumulated During             Equity
Shares    Amount            of Par Value             Development Stage           (Deficiency)
------    ------            ------------             -----------------           ------------
                                928,743                (   579,130)                  367,205


                                  4,498                                                4,500 (2)

                                  5,997                                                6,000 (2)


                                 28,740                                               28,750 (4)

                                  9,998                                               10,000 (2)

                              3,249,350                                            3,250,000 (3)
                            (    94,685)                                         (    94,685)

                                399,920                                              400,000 (3)

                                                       (   702,429)              (   702,429)
                             ----------                 ----------                ----------

                              4,532,561                ( 1,281,559)                3,269,341




                                 2,973                                                 2,974 (3)



                                   390                                                   390 (3)

                                19,117                                                19,125 (2)

                                 1,125                                                 1,125 (2)

                                69,965                                                70,000 (2)
                           (     8,129)                                          (     8,129)

                                                       ( 1,071,417)              ( 1,071,417)
                            ----------                  ----------                ----------

                             4,618,002                 ( 2,352,976)                2,283,409

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                     STATEMENTS OF CHANGES IN SHAREHOLDERS'
                    EQUITY (DEFICIENCY)(RESTATED)(Continued)
         Period from November 13, 1980 (Inception) to December 31, 1996


                                                          Common Stock
                                                      Shares           Amount
                                                      ------           ------
Balance forward at December 31, 1984               183,825,838         18,383

Common stock issued January 1985 to
 October 1985 ($.28 per share)                          26,500              3
Common stock issued March 1985 ($.34
 per share)                                              5,000
Common stock issued March 1985 ($.25
 per share)                                             20,000              2
Common stock issued pursuant to exercise
 of Series A ($.50 per share) and
 Series B ($1.00 per share) warrants                       550
Common stock issued August 1985
 ($.375 per share)                                       2,000
Common stock issued November 1985
 ($.156 per share)                                       7,500              1
Net loss for the year ended
 December 31, 1985
                                                   -----------         ------

Balance, December 31, 1985                         183,887,388         18,389

Common stock issued January 1986 to
 October 1986 ($.19 per share)                          85,000             8
Common stock issued February 1986
 ($.28 per share)                                       11,650             1
Common stock issued March 1986 ($.22
 per share)                                            100,000            10
Common stock issued March 1986 ($.18
 per share)                                         10,665,000         1,067
Offering expense
Common stock issued April 1986 to
 September 1986 ($.16 per share)                       202,000            20
Common stock issued November 1986 and
 December 1986 ($.31 per share)                         70,000             7
Common stock issued pursuant to
 exercise of Series A ($.50 per
 share) and Series B ($1.00 per
 share) warrants                                         6,882             1
Common stock issued pursuant to
 exercise of Series A and Series B
 ($.20 per share) warrants                             134,855            13
Net loss for the year ended
 December 31, 1986
                                                   -----------         ------

Balance, December 31, 1986                         195,162,775        19,516

Preferred Stock                                            Deficit               Shareholders'
Series A, B and D          Capital in Excess          Accumulated During            Equity
Shares    Amount             of Par Value             Development Stage          (Deficiency)
------    ------             ------------             -----------------          ------------
                              4,618,002                 ( 2,352,976)               2,283,409


                                  7,450                                                7,453 (2)

                                  1,719                                                1,719 (2)

                                  4,998                                                5,000 (2)


                                    300                                                  300 (3)

                                    750                                                  750 (2)

                                  1,171                                                1,172

                                                        ( 1,649,361)             ( 1,649,361)
                             ----------                  ----------               ----------

                              4,634,390                 ( 4,002,337)                 650,442


                                  15,929                                              15,937 (2)

                                   3,244                                               3,245 (2)

                                  21,865                                              21,875 (2)

                               1,928,670                                           1,929,737 (5)
                             (    94,415)                                        (    94,415)

                                  31,542                                              31,562 (2)

                                  21,868                                              21,875 (2)



                                   3,472                                               3,473 (3)


                                  26,958                                              26,971 (3)

                                                        ( 1,790,003)             ( 1,790,003)
                              ----------                 ----------               ----------

                               6,593,523                ( 5,792,340)                 820,699

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                     STATEMENTS OF CHANGES IN SHAREHOLDERS'
                    EQUITY (DEFICIENCY)(RESTATED)(Continued)
         Period from November 13, 1980 (Inception) to December 31, 1996


                                                           Common Stock
                                                      Shares           Amount
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

Preferred Stock                                          Deficit               Shareholders'
Series A, B and D         Capital in Excess         Accumulated During            Equity
Shares    Amount            of Par Value            Development Stage          (Deficiency)
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

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                     STATEMENTS OF CHANGES IN SHAREHOLDERS'
                    EQUITY (DEFICIENCY)(RESTATED)(Continued)
         Period from November 13, 1980 (Inception) to December 31, 1996


                                                              Common Stock
                                                          Shares          Amount
                                                          ------          ------
Balance forward December 31, 1988                      208,114,936        20,811

Common stock issued March 1989 and
 May 1989 ($.08 per share)                                 500,000            50
Common stock issued May 1989 ($.09
 per share)                                                  3,000
Preferred stock-Series B issued
 June 1989 and September 1989
 ($100.00 per share)
Net loss for the year ended
 December 31, 1989
                                                       -----------        ------

Balance, December 31, 1989                             208,617,936        20,861

Common stock issued January 1990
 ($.01 per share)                                           25,000             3
Common stock issued July 1990
 ($.01 per share)                                       20,311,000         2,031
Common stock issued December 1990
 ($.01 per share)                                       10,500,000         1,050
Net loss for the year ended
 December 31, 1990
                                                       -----------        ------

Balance, December 31, 1990                             239,453,936        23,945

Common stock issued January 1991
 ($.01 per share)                                        1,200,000           120
Common stock issued January 1991
 ($.0625 per share)                                         48,000             5
Common stock issued April 1991
 ($.01 per share)                                        1,500,000           150
Common stock issued April 1991
 ($.01 per share)                                          600,000            60
Common stock issued April 1991
 ($.0625 per share)                                         32,000             3
Common stock issued June 1991
 ($.01 per share)                                          500,000            50
Net loss for the year ended
 December 31, 1991
                                                       -----------        ------

Balance, December 31, 1991                             243,333,936        24,333

Net loss for the year ended
 December 31, 1992
                                                       -----------        ------

Balance, December 31, 1992                             243,333,936        24,333

Preferred Stock                                      Deficit             Shareholders'
Series A, B and D       Capital in Excess       Accumulated During          Equity
Shares    Amount          of Par Value          Development Stage        (Deficiency)
------    ------          ------------          -----------------        ------------
1,000    1,000              9,338,337             (  8,821,212)              538,936


                               39,950                                         40,000 (3)

                                  281                                            281 (2)


3,250    3,250                321,750                                        325,000 (6)

                                                  (  1,116,882)          ( 1,116,882)
-----   ------            -----------              -----------            ----------

4,250    4,250              9,700,318             (  9,938,094)          (   212,665)


                                  247                                            250 (2)

                              201,080                                        203,111 (3)

                              103,950                                        105,000 (3)

                                                  (  1,046,939)          ( 1,046,939)
-----   ------            -----------              -----------            ----------

4,250    4,250             10,005,595             ( 10,985,033)          (   951,243)


                               11,880                                         12,000 (4)

                                2,995                                          3,000 (7)

                               14,850                                         15,000 (4)

                                5,940                                          6,000 (7)

                                1,997                                          2,000 (7)

                                4,950                                          5,000 (7)

                                                  (    371,471)          (   371,471)
-----     ------          -----------              -----------            ----------

4,250      4,250           10,048,207             ( 11,356,504)          ( 1,279,714)


                                                  (    408,294)          (   408,294)
-----     ------          -----------              -----------            ----------

4,250      4,250           10,048,207             ( 11,764,798)          ( 1,688,008)

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                     STATEMENTS OF CHANGES IN SHAREHOLDERS'
                    EQUITY (DEFICIENCY)(RESTATED)(Continued)
         Period from November 13, 1980 (Inception) to December 31, 1996



                                                                     Common Stock
                                                             Shares               Amount
                                                             ------               ------
Balance forward December 31, 1992                          243,333,936            24,333


Net loss for the year ended
 December 31, 1993

Balance, December 31, 1993                                 243,333,936            24,333
                                                           -----------            ------

Net loss for the year ended
 December 31, 1994
                                                           -----------            ------

Balance, December 31, 1994                                 243,333,936            24,333

Stock options granted February
 1995

Preferred stock-Series D issued
 between June 1995 and December
 1995 ($100.00 per share)

Net loss for the year ended
 December 31, 1995
                                                           -----------            ------

Balance, December 31, 1995                                 243,333,936            24,333

Stock options granted January
 and February 1996

Preferred stock-Series D issued
 January 1996 to July 1996

Common stock issued pursuant to
 the conversion of preferred stock,
 July 1996 Series A ($.08 per share),
 Series B ($.0286 per share) and Series
 D ($.05 per share)                                         28,725,000             2,873

Common stock contributed to the
 Company by IMRCH August 1996                              (15,368,820)           (1,537)

Common stock issued July 1996
 ($.01 per share)                                            1,300,000               130

Common stock issued July 1996
 ($.02 per share)                                           12,900,000             1,290

 Preferred Stock                                            Deficit              Shareholders'
 Series A, B and D            Capital in Excess        Accumulated During           Equity
 Shares      Amount             of Par Value           Development Stage         (Deficiency)
  4,250       4,250              10,048,207              ( 11,764,798)           ( 1,688,008)



                                                         (    344,107)           (   344,107)
  -----      ------             -----------               -----------             ----------

  4,250       4,250              10,048,207              ( 12,108,905)           ( 2,032,115)


                                                         (    422,591)           (   422,591)
  -----      ------             -----------               -----------             ----------

  4,250       4,250              10,048,207              ( 12,531,496)           ( 2,454,706)


                                     87,750                                           87,750



  3,000       3,000                 297,000                                          300,000 (3)


                                                         (    609,485)           (   609,485)
  -----      ------             -----------               -----------             ----------

  7,250       7,250              10,432,957              ( 13,140,981)           ( 2,676,441)


                                     75,530                                           75,530


  5,050       5,050                 499,950                                          505,000 (3)





(12,300)    (12,300)                  9,427                                            -0-


                                      1,537                                            -0-


                                     12,870                                           13,000 (3)


                                    256,710                                          258,000 (3)

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                     STATEMENTS OF CHANGES IN SHAREHOLDERS'
                    EQUITY (DEFICIENCY)(RESTATED)(Continued)
         Period from November 13, 1980 (Inception) to December 31, 1996

                                                           Common Stock
                                                      Shares           Amount
                                                      ------           ------
Common stock issued August 1996
 ($.02 per share)                                   11,150,000          1,115

Common stock issued August 1996
 ($.0238 per share)                                    420,000             42

Common stock issued August 1996
 ($.0258 per share)                                    350,000             35

Common stock issued July 1996
 ($.03 per share)                                      300,000             30

Common stock issued August 1996
 ($.035 per share)                                     428,600             43

Common stock issued August 1996
 ($.0345 per share)                                  1,695,000            170

Common stock issued August 1996
 ($.04 per share)                                      250,000             25

Common stock issued November 1996
 ($.04 per share)                                       75,000              7

Common stock issued July 1996
  to November 1996 ($.05 per share)                    480,000             48

Common stock issued
 ($.05 per share) August 1996                        1,075,220            108

Common stock issued September 1996
 ($.065 per share)                                     100,000             10

Common stock issued July 1996
 ($.08 per share)                                      400,000             40

Common stock issued September 1996
 ($.085 per share)                                     250,000             25

Net loss for the year
 ended December 31, 1996                           -----------        -------

                                                   287,863,936        $28,787
                                                   ===========        =======

Preferred Stock
Series A, B and D                                           Deficit                     Shareholders'
-----------------             Capital in Excess         Accumulated During                 Equity
Shares     Amount                of Par Value           Development Stage               (Deficiency)
------     ------                ------------           -----------------               ------------
                                   221,885                                               223,000  (10)


                                     9,958                                                10,000  (10)


                                     8,997                                                 9,032  (10)


                                     8,970                                                 9,000  (10)


                                    14,957                                                15,000  (10)


                                    59,005                                                59,175  (10)


                                     9,975                                                10,000  (10)


                                     2,993                                                 3,000  (10)


                                    23,952                                                24,000  (10)


                                    53,654                                                53,762  (10)


                                     6,490                                                 6,500  (10)


                                    31,960                                                32,000


                                    21,225                                                21,250  (10)


                                                         (    777,397)               (   777,397)
------    --------             -----------                -----------                 ----------

  -0-     $  -0-               $11,763,002               ($13,918,378)               ($2,126,589)
======    ========             ===========                ===========                 ==========

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                     STATEMENTS OF CHANGES IN SHAREHOLDERS'
                    EQUITY (DEFICIENCY)(RESTATED)(Continued)
         Period from November 13, 1980 (Inception) to December 31, 1996




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

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                       STATEMENTS OF CASH FLOWS (RESTATED)

                                                                                                     Period from
                                                                                                     November 13,
                                                                                                         1980
                                                 Year Ended December 31,                           (Inception) to
                                ------------------------------------------------------               December 31,
                                   1996                   1995                 1994                     1996
                                   ----                   ----                 ----                     ----
Cash flows from
 operating activities
  Net loss                      ($777,397)             ($609,485)           ($422,591)             ($13,918,378)
                                 --------               --------             --------               -----------
  Adjustments to
   reconcile net loss
   to net cash used
   in operating
   activities
    Depreciation and
     amortization                  10,004                 20,117                4,835                   378,687
    Increase (decrease)
     in allowance for
     doubtful accounts          (   4,000)                                  (   7,000)                    2,000
    Increase (decrease)
     in reserve for
     inventory
     obsolescence               (  13,000)                                                               27,000
    Loss on lease
     abandonment                                                                                         19,550
    Gain on sale of
     equipment                                                                                     (      7,620)
    Common stock issued
     for services                  85,750                                                               543,959
    Common stock
     options issued
     for services                  75,530                 87,750                                        163,280
    Common stock
     issued for
     product rights                                                                                      12,501
    Changes in
     operating assets
     and liabilities
      Accounts
       receivable                  16,817              (  16,543)              10,161              (     10,196)
      Inventories                  18,813                 15,603                3,687              (     91,271)
      Prepaid expenses
       and other
       current assets               8,828              (   2,121)           (   6,119)             (         25)
      Accounts payable
       and accrued
       expenses                   213,655                225,940              176,483                 1,973,304
                                 --------               --------             --------               -----------

                                  412,397                330,746              182,047                 3,011,169
                                 --------               --------             --------               -----------
  Net cash used
   in operating
   activities                   ( 365,000)             ( 278,739)           ( 240,544)             ( 10,907,209)
                                 --------               --------             --------               -----------

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                       STATEMENTS OF CASH FLOWS (RESTATED)
                                (Continued)


                                                                                                Period from
                                                                                                November 13,
                                                                                                    1980
                                                  Year Ended December 31,                      (Inception) to
                                      ---------------------------------------------             December 31,
                                      1996                 1995                1994                  1996
                                      ----                 ----                ----                  ----
Cash flows from
 investing activities
  Capital expenditures                                   ( 31,261)                               (    363,305)
  Proceeds from sale
   of equipment                                                                                        10,825
  Issuance of note
   receivable                                                                                    (     30,000)
  Increase in deposits                                                                           (      8,431)
  Decrease in note
   receivable                                                                                          30,000
  Patent expenditures                                                                            (     45,690)
                                                         --------                               -------------

  Net cash used in
   investing activities                                  ( 31,261)                               (    406,601)
                                                         --------                               -------------

Cash flows from
 financing activities
  Payments received for
   unissued debentures
   and securities                    40,000                                                           498,000
  Principal payments
   of note payable                 (235,000)                                                     (    307,000)
  Proceeds from issuance
   of notes payable                  45,000                10,000             240,544                 834,444
  Increase in capitalized
   organization costs                                                                            (      7,453)
  Proceeds from
   issuance of
   preferred stock                  505,000               300,000                                   1,105,000
  Proceeds from issuance
   of common stock                   10,000                                                         9,191,079
                                    -------              --------            --------           -------------

  Net cash provided
   by financing
   activities                       365,000               310,000             240,544              11,314,070
                                    -------              --------            --------           -------------

Net increase in cash                                                                                      260

Cash, beginning                         260                   260                 260
                                    -------              --------            --------           -------------

Cash, ending                        $   260              $    260            $    260           $         260
                                    =======              ========            ========           =============

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

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



2.   Summary of significant accounting policies (Continued)

     Loss per share

     Loss per share was calculated based on the weighted average number of shares outstanding of 261,976,354 in 1996 and 243,333,936 in 1995 and 1994.
     Common stock equivalents, including convertible preferred stock and common stock options outstanding, are not included in the calculation of loss per share amounts for each period because they would be anti-dilutive.

     Deferred income taxes

     Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax bases of the Company's assets and liabilities.

     Stock based compensation

     In 1996, the Company adopted Statement of Financial Accounting Standards
     (SFAS) No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued To Employees," and the related interpretations. Accordingly, compensation cost is measured as the excess of the quoted market price of the Company's stock on the grant date over the price which the employee must pay to acquire the stock. Also in accordance with SFAS No. 123, the Company records an expense for the fair value of stock options issued in exchange for services provided by non-employees.

3.   Restatement of financial statements

     The Company has restated its financial statements for the years ended December 31, 1996 and 1995. This was necessary because the Company had granted stock options to non-employees in 1996 and 1995 in exchange for various services provided to the Company. The value of these options and the related services received were not previously reflected in the Company's 1996 and 1995 financial statements.

     The effect on the Company's financial statements as originally reported is as follows:

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


3.   Restatement of financial information (Continued)

                                            1996                                  1995
                               ------------------------------         -------------------------------
                                As reported        As restated         As reported         As restated
                                -----------        -----------         -----------         -----------
      Other development
       stage expenses         $    560,958        $    636,488        $    472,726        $    560,476

      Net loss                    (701,867)           (777,397)           (521,735)           (609,485)
      Loss per common
       share                        ($.003)             ($.003)             ($.002)             ($.002)
      Capital in excess
       of par value             11,599,722          11,763,002          10,345,207          10,432,957
      Accumulated
       deficit, ending         (13,755,098)        (13,918,378)        (13,053,231)        (13,140,981)

4.   Results of operations

     The Company incurred net losses of $777,397, $609,485 and $422,591 for the years ended December 31, 1996, 1995 and 1994, respectively, and at December 31, 1996, the Company had a shareholders' deficiency of $2,126,589.

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

5.   Inventories

     Inventories at December 31, 1996 and 1995 consist of the following:


                                                     1996       1995
                                                   -------    --------
     Raw material                                   20,166    $ 36,803
     Finished goods                                 71,105      73,281
                                                   -------    --------
                                                    91,271     110,084
     Less reserve for obsolescence                  27,000      40,000
                                                   -------    --------
                                                   $64,271    $ 70,084
                                                   =======    ========

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


6.    Equipment, furniture and leaseholds

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

7.   Accounts payable and accrued expenses

     Included in accounts payable and accrued expenses are amounts due from (to) affiliates totalling $70,574 and ($24,571) at December 31, 1996 and 1995, respectively.

8.   Notes payable

     Notes payable at December 31 are summarized as follows:

                                                    1996           1995
                                                  --------       --------
      Unsecured notes payable on demand to
      an officer of the Company, bearing
      interest at prime plus 1.5% per
      annum (effective rate of 8.25% at
      December 31, 1996)                          $115,000       $135,000

      Two notes payable on demand,secured
      by inventory, bearing interest at 12%
      per annum on $10,000 and 11 1/2%
      per annum on $25,000                          35,000         35,000

      Unsecured, non-interest bearing
      notes payable on demand                      138,000         93,000

      Unsecured notes payable on demand to
      IMRC, bearing interest at 7% per
      annum                                                       397,444
                                                  --------       --------

                                                  $288,000       $660,444
                                                  ========       ========

     See also Note 12 - "Unissued Securities".

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



9.   Payments received for unissued debentures and securities

     Payments received for unissued debentures and securities at December 31 are summarized as follows:

                                                               1996             1995
                                                             -------          -------
     In October 1989, the Company offered
     to its shareholders  the  right  to
     subscribe to 11.5% convertible
     debentures. Interest is accrued at
     11.5% on these funds (See Note 12).                    $187,000          $187,000

     Cash received  for  stock,  not yet
     issued (See Notes 10 & 12).                              40,000           271,000
                                                            --------          --------
                                                            $227,000          $458,000
                                                            ========          ========

10.  Shareholders' equity

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

     The Company received 15,368,820 shares of its common stock in July 1996 from IMRCH and then issued these shares to various individuals to settle liabilities of IMRC (See Note 12).

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

     In February 1995, the Company granted to non-employees common stock options for 10,000,000 shares, exercisable at .01 per share. In January and February 1996, the Company granted common stock options to non-employees for 6,000,000 shares, exercisable at .02 per share. These options were issued in exchange for various services performed on the Company's behalf. Transfer of the shares, issued upon the exercise of the options, will be restricted subject to registration requirements of the Securities Act of 1933 or an exemption from such requirements such as Rule 144 of the SEC. The fair value of these options was estimated on the grant dates using the Black-Scholes option-pricing model with the following assumptions used for 1996 and 1995:

                                                                 1996           1995
                                                               -------         ------
     Dividend yield                                                 0%              0%
     Expected volatility                                     125%-132%            138%
     Risk-free interest rate                                        6%              6%
     Expected lives                                            2 years       2-4 years
     Discount for lack of marketability                            35%             35%
     Estimated fair value                                      $75,530         $87,750

     The estimated fair value of these options is included in other development stage expenses in the accompanying financial statements.

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


10.  Shareholders' equity (Continued)

     In May 1996, the Company issued a stock option to an employee for 250,000 shares, exercisable at .05 per share. Transfer of the shares, issued upon the exercise of the options, will be restricted subject to registration requirements of the Securities Act of 1933 or an exemption from such requirements such as Rule 144 of the SEC. The Company has adopted the disclosure- only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for this option. Had compensation costs been recognized for this option, the Company's 1996 net loss would have been increased by $10,644 and there would have been no effect on the Company's loss per common share. This estimated fair value was also based on the Black-Scholes option-pricing model with the following assumptions:
     Dividend yield of 0%; expected volatility of 128%; risk-free interest rate of 6%; expected life of 2 years; discount for lack of marketability of 35%.

     At December 31, 1996, none of the stock options issued in 1996 and 1995 had been exercised.

11.  Income taxes

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
                                     ===========       ========

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



11.         Income taxes (Continued)

     The tax effects of temporary differences that give rise to deferred tax assets at December 31, 1996 and 1995 are as follows:

                                                   1996              1995
                                                ----------        ----------
     Net operating loss carryforwards           $4,357,000        $4,220,000
     Tax credits                                    79,000            79,000
     Accrued payroll, officer                      228,000           193,000
     Stock options outstanding                      55,000            30,000
     Other temporary differences                    14,000
                                                ----------        ----------
                                                 4,733,000         4,522,000
     Less valuation allowance                    4,733,000         4,522,000
                                                ----------        ----------

        Net deferred tax asset                  $   -0-           $   -0-
                                                ==========        ==========

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

12.  Commitments and contingencies

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



12.  Commitments and contingencies (Continued)

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

12.  Supplemental disclosure of cash flow information



                                                                              Period from
                                                                              November 13,
                                    Year Ended December 31,                 1980 (Inception)
                             ------------------------------------             to December 31,
                              1996            1995           1994                  1996
                              ----            ----           ----             ---------------
     Cash paid for
       Interest               $-0-            $128            $-0-                 $33,031
                              ===             ====            ===                  =======

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



12.  Supplemental disclosure of cash flow information (Continued)

     Supplemental schedule of noncash financing activities

     The Company issued the following amounts of common stock for noncash consideration:


                                                                                 Period from
                                                                                 November 13,
                                     Year Ended December 31                    1980 (Inception)
                              ------------------------------------              to December 31,
                                1996          1995          1994                      1996
                              --------       -------       -------                 ----------
      Common stock not
       previously
       issued                 $271,000            --            --                 $  271,000
      Employee
       compensation,
       consulting
       services                 82,750            --            --                    536,959
      Services provided
       in exchange for
       stock options            75,530        87,750            --                    163,280
      Loan origination
       fee                          --            --            --                      4,000
      Acquisition of
       product rights               --            --            --                     12,501
      Repayment of
       accrued expenses
       to IMRC                 197,524            --            --                    197,524
      Interest expense           3,000            --            --                      3,000
      Repayment of
       notes payable
       to IMRC                 182,444            --            --                    182,444
                              --------       -------       -------                 ----------
                              $812,248       $87,750         $ -0-                 $1,370,708
                              ========       =======       =======                 ==========


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

14.  Quarterly results (Unaudited)

                                                Gross
                                                Profit                         Net Loss
                                   Sales        (Loss)          Net Loss       Per Share
                                   -----        ------          --------       ---------
       1996  -  1st Quarter       $17,516       $  8,918        ($177,353)       ($.001)
                2nd Quarter        11,609          3,855         (142,381)       (.001)
                3rd Quarter         5,786         (1,164)        (324,708)       (.001)
                4th Quarter         5,863         (1,043)        (132,955)       (.000)
                                  -------       --------        ---------        -----
                 Total            $40,774       $ 10,566        ($777,397)       ($.003)
                                  =======       ========        =========        =====


       1995  -  1st Quarter       $10,595       $  3,618        ($244,453)       ($.001)
                2nd Quarter        11,931          3,833         (158,632)       (.001)
                3rd Quarter        23,190          5,168         (114,027)       (.000)
                4th Quarter        16,790          7,907          (92,373)       (.000)
                                  -------       --------        ---------        -----
                    Total         $62,506       $ 20,526        ($609,485)       ($.002)
                                  =======       ========        =========        =====


       1994  -  1st Quarter       $ 4,636       $  4,592        ($ 66,160)       ($.000)
                2nd Quarter         6,680           (581)         (72,732)       (.000)
                3rd Quarter         5,248         (1,979)         (85,605)       (.001)
                4th Quarter         5,375          2,090         (198,094)       (.001)
                                  -------       --------        ---------        -----
                    Total         $21,939       $  4,122        ($422,591)       ($.002)
                                  =======       ========        =========        =====

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



14.   Quarterly results (Unaudited)(Continued)

      The following is a reconciliation of 1996 quarterly results (unaudited) as originally reported in the Company's 1996 Form 10-Q filings adjusted for reclassifications of costs of goods sold and an overstatement of interest expense for the quarter ended September 30, 1996:

                              Gross profit
                               (loss) as                        Gross profit
                               originally                        (loss) as
                                reported         Adjustment      Adjusted
                                --------         ----------      --------
    1996 - 1st Quarter           $ 14,461        ($ 5,543)       $  8,918
           2nd Quarter             (1,502)          5,357           3,855
           3rd Quarter             (1,164)                         (1,164)
           4th Quarter             (1,229)            186          (1,043)
                                 --------        --------        --------

                                 $ 10,566            $-0-        $ 10,566
                                 ========        ========        ========

                                  Net loss                          Net loss
                               as originally                           as
                                 reported         Adjustment        Adjusted
                                 --------         ----------        --------
    1996 - 1st Quarter           ($101,823)       ($ 75,530)       ($177,353)
           2nd Quarter            (142,381)                         (142,381)
           3rd Quarter            (354,708)          30,000         (324,708)
           4th Quarter            (132,955)                         (132,955)
                                 ---------        ---------        ---------

                                 ($731,867)       ($ 45,530)       ($777,397)
                                 =========        =========        =========


      The Company filed an amended Form 10-Q for the quarter ended September 30, 1996 concurrent with its annual Form 10-K filing for the year ended December 31, 1996.