Form 10-Q/A
period 1997-03-31
BIOSONICS INC
filed 1997-08-07
CIK 352715

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 ---------------------------------------------

                                  FORM 10-Q/A

                 ---------------------------------------------

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______.


                        Commission File Number:  0-11371
                                BIOSONICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                 23-2161932
 ---------------------------------         ----------------------------------
  (State or other jurisdiction of           (IRS Employer Identification No.)
  incorporation or organization)


                              260 New York Drive
                     Fort Washington, Pennsylvania 19034
             ------------------------------------------------------
             (Address of principal executive offices) (Zip Code)

                                (215) 646-7100
             ------------------------------------------------------
             (Registrant's telephone number including area code)

                                     N/A
    ----------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.      Yes     X      No
                                                   ---------     ------------

Indicate the number of shares outstanding of each of the issuers shares of common stock, as of the latest practicable date: as of March 31st 1997, there were outstanding 294,613,936 shares of the Registrant's Common Stock, $.0001 par value.

--------------------------------------------------------------------------------
                                                              Page 1 of 15 pages
                                                     Exhibit Index is on Page 14

                                BIOSONICS, INC.

                                     INDEX

                                                                                    Page
                                                                                  Number
                                                                                  ------
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

             Balance Sheets (Restated):
             March 31, 1997 and December 31, 1996                                      3

             Statements of Loss (Restated):
             Three Months Ended March 31, 1997 and 1996 and the Period
             from November 13, 1980 (Inception) to March 31,1997                       4

             Statements of Deficit Accumulated (Restated):
             Three Months Ended March 31, 1997 and 1996 and the Period
             from November 13, 1980 (Inception) to March 31,1997                       5

             Statements of Cash Flows (Restated):
             Three Months Ended March 31, 1997 and 1996 and the Period
             from November 13, 1980 (Inception) to March 31,1997                   6 & 7

             Statements of Shareholders' Equity - Paid-In-Capital (Restated):
             November 30, 1980 (Inception) to March 31, 1997                      8 - 11

             Note to Financial Statements                                             12

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                      13

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                                        14

Item 2.      Changes in Securities                                                    14

Item 4.      Submission of Matters to a Vote of Security Holders                      14

Item 6.      Exhibits and Reports on Form 8-K                                         14

Signatures                                                                            15

                                BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           BALANCE SHEETS (RESTATED)

                                                                ASSETS
                                                                ------
                                                                                       Unaudited
                                                                                        MARCH 31           DECEMBER 31,
                                                                                          1997                 1996
                                                                                      -----------          ------------
Current assets
   Cash (including interest bearing deposits
      of $10 in 1997 and 1996)                                                        $       260          $       260
   Accounts receivable (net of allowance for doubtful
    accounts of $2,000 in 1997 and 1996)                                                    8,446                8,196
   Inventory                                                                               64,045               64,271
   Prepaid expenses and other current assets                                                5,845                   25
                                                                                      -----------          -----------
           Total current assets                                                            78,596               72,752

Equipment, furniture and leaseholds, net
   of accumulated depreciation                                                             13,506               15,007
Deposits                                                                                    8,431                8,431
                                                                                      -----------          -----------
                Total assets                                                          $   100,533          $    96,190
                                                                                      ===========          ===========

                                           Liabilities and Shareholders' Deficit
                                           -------------------------------------

Current liabilities
   Notes payable                                                                      $   278,000          $   288,000
   Accounts payable and accrued expenses                                                1,627,788            1,707,779
   Bonds unissued                                                                         187,000              187,000
   Proceeds for common stock unissued                                                     279,530               40,000
                                                                                      -----------          -----------
                Total current liabilities                                               2,372,318            2,222,779
                                                                                      -----------          -----------

Shareholders' deficit
      Common stock - authorized 750,000,000 shares at .0001 par value;
      issued and outstanding 294,613,936 and 287,863,936 shares at
      March 31, 1997 and December 31, 1996 respectively                                    29,461               28,787

   Capital in excess of par value                                                      11,884,225           11,763,002
   Notes receivable from sale of stock                                                    (70,000)
   Deficit accumulated during development stage                                      ( 14,115,473)        ( 13,918,378)
                                                                                     -------------         -----------
          Total shareholders' deficit                                                (  2,201,786)        (  2,126,589)
                                                                                      ------------         -----------
                Total liabilities and shareholders' deficit                           $   100,533          $    96,190
                                                                                      ===========          ===========

   The accompanying note is an integral part of these financial statements.

                                BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         STATEMENTS OF LOSS (RESTATED)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED                          11/13/80 (INCEPTION)
                                                             MARCH 31,                                  TO MARCH 31,
                                                             ---------                                  ------------
                                                       1997             1996                       1997               1996
                                                    ----------        --------                 -----------        -----------
Development stage expenses
   Research and development costs                   $       0         $        0                $ 4,166,053       $  4,144,553
   Professional fees                                   55,140             18,956                  2,807,627          2,641,393
   Other development stage expenses                   145,168             97,403                  8,310,726          7,512,973
                                                    ----------        -----------               ------------       ------------
Total development stage expenses                      200,308            116,359                 15,284,406         14,298,919
   Less:  Revenues from cost recovery
        program                                         -                  -                        118,082            118,082
                                                    ----------        -----------               ------------       ------------

Net development stage expenses                        200,308            116,359                 15,166,324         14,180,837
                                                    ----------        -----------               ------------       ------------

Sales                                                   5,625             17,516                    843,002            814,119
Cost of sales                                           3,404              3,055                    548,389            517,832
                                                    ----------        -----------               ------------       ------------

Gross profit                                            2,221             14,461                    294,613            296,287
                                                    ----------        -----------               ------------       ------------

Other income
   Investment and other income                            992                 75                    748,618            747,626
   Gain on sale of fixed assets                          -                   -                        7,620              7,620
                                                    ----------        -----------               ------------       ------------

Total other income                                        992                 75                    756,238            755,246
                                                    ----------        -----------               ------------       ------------
Net loss                                           ($ 197,095)        ($ 101,823)             ($ 14,115,473)     ($ 13,129,304)
                                                   ===========        ===========             ==============     =============
Loss per common share                                  ($.001)            ($.000)                     ($.05)           ($.053)
                                                       =======            =======                    =======            =====

   The accompanying note is an integral part of these financial statements.

                                BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
     STATEMENTS OF DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE (RESTATED)
                                  (UNAUDITED)


                                   THREE MONTHS ENDED                         11/13/80 (INCEPTION)
                                       MARCH 31,                                  TO MARCH 31,
                                 ----------------------                      ---------------------
                               1997                  1996                  1997                 1996
                            -----------           ----------           -----------          -----------
BEGINNING BALANCE          ($13,918,378)        ($13,053,231)          $     -              $     -
-----------------


  NET LOSS                  (   197,095)        (    101,823)         ( 14,115,473)        ( 13,155,054)
  --------                   -----------         -----------           -----------          -----------


ENDING BALANCE             ($14,115,473)        ($13,155,054)         ($14,115,473)        ($13,155,054)
--------------               ==========          ===========           ===========          ===========

   The accompanying note is an integral part of these financial statements.

                                BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF CASH FLOWS (RESTATED)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED                 11/13/80 (INCEPTION)
                                                                    MARCH 31,                         TO MARCH 31,
                                                                    ---------                         -------------
                                                              1997             1996                1997            1996
                                                          -----------      -----------         -----------     ----------
Cash flows used in operating activities
   Net loss                                                ($ 197,095)    ($   101,823)       ($14,115,473)   ($13,155,054)
                                                          ------------    -------------       -------------   -------------

   Adjustments to reconcile net loss to
     net cash used in operating activities
      Depreciation and amortization                             1,501            1,335             380,188         370,018
      Increase in allowance for doubtful accounts                -                -                  2,000           2,000
      Increase in reserve for inventory obsolescence             -                -                 27,000          40,000
      Loss on lease abandonment                                  -                -                 19,550          19,550
      Gain on sale of fixed assets                               -                -           (      7,620)   (      7,620)
      Common stock issued for services                         27,500             -                571,459         458,209
      Common stock options issued for services                 14,398             -                177,678          -
      Common stock issued for interest                         10,000             -                 10,000          -
      Common stock issued for product rights                     -                -                 12,501          12,501
      Change in
        Accounts receivable                                      (250)           1,985        (     10,446)         18,326
        Inventory                                                 226            2,775        (     91,045)   (    107,309)
        Prepaid expenses and other current assets         (      5820)    (          4)       (      5,845)   (     11,557)
        Accounts payable and accrued expenses             (    79,990)          95,732           1,893,314       1,855,379
                                                          ------------    -------------       -------------   -------------
          Total adjustments                               (    32,435)         101,823           2,978,734       2,612,845
                                                          ------------    -------------       -------------   -------------
   Net cash used in operating activities                    $ 229,530     ($      -   )       ($11,136,739)   ($10,542,209)
                                                          ------------    -------------       -------------   -------------

Cash flows from investing activities
   Sale of fixed assets                                   $      -         $      -            $    10,825     $    10,825
   Capital expenditures                                          -                -           (    363,305)   (    363,305)
   Issuance of note receivable                                   -                -           (     30,000)   (     30,000)
   (Increase) decrease in deposits                               -                -           (      8,431)   (      8,431)
   Decrease in note receivable                                   -                -                 30,000          30,000
   Decrease in capitalized patents                               -                -           (     45,690)   (     45,690)
                                                          ------------    -------------       -------------   -------------
   Net cash provided (used) in investing activities      $       -         $      -           ($   406,601)   ($   406,601)
                                                          ------------    -------------       -------------   -------------

   The accompanying note is an integral part of these financial statements.

                                BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
               STATEMENTS OF CASH FLOWS (RESTATED) (CONTINUED)
                                  (UNAUDITED)


                                                                THREE MONTHS ENDED                    11/13/80 (INCEPTION)
                                                                     MARCH 31,                           TO MARCH  31,
                                                                     ---------                           -------------
                                                               1997            1996                 1997              1996
                                                           -----------     -----------          -----------        ----------
Cash flows from financing activities
   Proceeds for bonds unissued                             $      -         $     -             $   190,000       $    190,000
   Repayments for bonds unissued                                  -               -              (    3,000)      (      3,000)
   Proceeds for common stock unissued                          239,530            -                 550,530            271,000
   Principal payments of note payable                         ( 10,000)           -              (  317,000)      (     72,000)
   Proceeds from issuance of note payable                         -               -                 834,444            789,444
   Decrease in capitalized organization costs                     -               -              (    7,453)      (      7,453)
   Proceeds from issuance of preferred stock                      -               -               1,105,000            600,000
   Proceeds from issuance of common stock                         -               -               9,191,079          9,181,079
                                                           -----------      ---------           -----------       ------------
Net cash provided by financing activities                  $   229,530      $     -             $11,543,600       $ 10,949,070
                                                           -----------      ---------           -----------       ------------

Net increase (decrease) in cash and cash equivalents              -               -                     260                260
Cash and cash equivalents, beginning                               260            260                  -                 -
                                                           -----------      ---------           -----------       ------------
Cash and cash equivalents, ending                          $       260      $     260           $       260       $        260
                                                           ===========      =========           ===========       ============

Schedule of noncash financing transactions:
   Issuance of common stock from Loan Receivable:          $    70,000      $    -              $    70,000       $      -
                                                           ===========      =========           ===========       ============


   The accompanying note is an integral part of these financial statements.

                                BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
              STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL
          NOVEMBER 13, 1980 (INCEPTION) TO MARCH  31, 1997 (RESTATED)
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

                                BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
        STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (CONTINUED)
          NOVEMBER 13, 1980 (INCEPTION) TO MARCH  31 , 1997 (RESTATED)
                                  (UNAUDITED)


           DATE STOCK                                      PRICE
             ISSUED              NUMBER OF SHARES          PER SHARE          AMOUNT RECEIVED            NOTES
          ----------             ----------------          ---------          ---------------            -----
               1988                    125,000                .25                     31,250              (C)
               1988                      2,500                .218                       547              (H)
               1988                     10,000                .20                      2,000              (G)
               1988                    100,000                .25                     25,000              (B)
               1988                  4,227,000                .20                    845,400              (B)
               1988                     25,000                .156                     3,906              (C)
               1988                     11,000                .013                       143              (H)
               1989                    400,000                .080                    32,000              (B)
               1989                      3,000                .0938                      282              (H)
               1989                    100,000                .080                     8,000              (B)
               1990                     25,000                .010                       250              (H)
               1990                 20,311,000                .010                   203,110              (B)
               1990                 10,500,000                .010                   105,000              (B)
               1991                  1,100,000                .010                    11,000              (B)
               1991                    100,000                .010                     1,000              (H)
               1991                     48,000                .0625                    3,000              (J)
               1991                     32,000                .0625                    2,000              (J)
               1991                  1,100,000                .010                    11,000              (J)
               1991                  1,100,000                .010                    11,000              (B)
               1991                    400,000                .010                     4,000              (C)
               1995                          0                .0                      87,750              (Q)
               1996                  1,250,000                .08                    100,000              (K)
               1996                 11,375,000                .0286                  325,000              (K)
               1996                 16,100,000                .05                    805,000              (K)
               1996                  1,300,000                .01                     13,000              (L)
               1996                 12,900,000                .02                    258,000              (L)
               1996                    300,000                .03                      9,000              (M)
               1996                    280,000                .05                     14,000              (M)
               1996                    400,000                .08                     32,000              (M)
               1996                    100,000                .065                     6,500              (M)
               1996                    250,000                .085                    21,250              (M)
               1996                (15,368,820)                                       - 0 -               (N)
               1996                    420,000                .0238                   10,000              (L)
               1996                 11,150,000                .02                    223,000              (L)
               1996                    428,600                .035                    15,000              (L)
               1996                    250,000                .04                     10,000              (L)
               1996                  1,075,220                .05                     53,761              (L)
               1996                    350,000                .0258                    9,032              (J)
               1996                  1,695,000                .0345                   59,175              (J)
               1996                     75,000                .04                      3,000              (O)
               1996                    200,000                .05                     10,000              (B)
               1996                       -                  -                        75,530              (Q)

   The accompanying note is an integral part of these financial statements.

                                BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
        STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (CONTINUED)
          NOVEMBER 13, 1980 (INCEPTION) TO MARCH 31, 1997 (RESTATED)
                                  (UNAUDITED)


               DATE STOCK                                    PRICE
                   ISSUED             NUMBER OF SHARES       PER SHARE         AMOUNT RECEIVED           NOTES
               ----------             ----------------       ---------         ---------------           -----
                    1997                    550,000                .05                27,500              (M)
                    1997                    200,000                .05                10,000              (O)
                    1997                  5,000,000                .01                50,000              (P)
                    1997                  1,000,000                .02                20,000              (P)
                    1997                       -                  -                   14,398              (Q)

TOTAL SHARES - COMMON STOCK                             294,613,936
---------------------------                             ===========

TOTAL PAID-IN CAPITAL                                                           $  12,387,182
---------------------
LESS:   Notes Receivable for Stock Purchase                                            70,000
----
LESS:  Offering Expenses                                                              473,495
----                                                                            -------------

NET PAID-IN CAPITAL - COMMON STOCK                                              $  11,843,686
----------------------------------

   The accompanying note is an integral part of these financial statements.

                                BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
        STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (CONTINUED)
                NOVEMBER 13, 1980 (INCEPTION) TO MARCH 31 , 1997
                                  (UNAUDITED)


NOTES
(A)   $1 additional was paid on stock certificate #3.
(B)   Cash purchases.
(C) Represents stock issued in consideration for services rendered. The value assigned was based on the fair market value of the stock on the date the transaction was authorized.
(D) 1,000,000 common stock warrants were issued to the underwriter, Monarch Funding Corporation, at par value ($.0001). On November 15, 1982, these warrants were exercised at $.06 per share.
(E) Represents stock issued in consideration for services rendered and $7,500 cash. The value assigned was based on the fair market value of the stock on the date the transaction was authorized.
(F) Stock issued as part of unit offering. Each unit consisted of 2 shares common stock, 2 Series "A" warrants and 1 Series "B" warrant. No separate value was assigned to the warrants.
(G)   Issued pursuant to the exercise of warrants described in (F).
(H)   Issued pursuant to the employee incentive stock bonus plan.
(I) Issued as part of an offering completed March 26, 1986 for cash and redemption of warrants described in (F).
(J)   Liabilities converted to common stock.
(K)   Preferred Stock transferred to Common Stock as per agreement.
(L) Issued stock for monies received during time when common stock was not able to be issued.
(M)   Issued stock as payment for services rendered.
(N)   Shares contributed by IMRCH.
(O)   Issued stock as payment for interest on loans received.
(P)   Issued pursuant to exercising stock purchase option.
(Q)   Stock Options granted.

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

During this reported period, Biosonics has issued Common Stock shares as follows: (a) 310,000 shares at $.05 per share for payment of financial consulting services, (b) 12,000 shares at $.05 per share for payments to Dr. Talal as final payment for his advisory board services, (c) 10,000 shares at $.05 per share for interest payment on one loan established in 1991; and (d) 5,000,000 shares at $.01 per share plus 1,000,000 shares at $.02 per share were issued to two investors respectively in exercise of stock options, for which the company received promissory notes in the principal amount of the purchase price and for which such shares are being held as collateral. All shares issued are restricted subject to registration requirements of the Securities Act of 1933 or an exemption from such requirements such as Rule 144 of the SEC.

Biosonics granted common stock options to an individual for 500,000 shares, exercisable at $.05 per share. These options were issued in exchange for services performed on the Company's behalf. Transfer of the shares issued upon the exercise of the options will be restricted subject to registration requirements of the Securities Act of 1933 or an exemption from such requirements such as Rule 144 of the SEC.

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

Results of Operations

Net development stage expenses for the three months ended March 31, 1997 $ 185,910 were higher than those for the comparable periods of the prior year $116,359 due to funds spent on consulting services, and expenses relating to Biosonics' participation in the Medical Device Industry conference, also the preparation of Cystotron devices and consulting fees regarding the engineer hired to prepare Biosonics for manufacturing the Cystotron devices. Other development stage expenses include primarily salaries, rent, supplies, transfer agent fees, manufacturing, marketing, public relations and travel expenses.
The Company's professional fees for the three months ended March 31, 1997 of $55,140 were higher than $18,956 of professional fees for the comparable period of the prior year due to legal, accounting and $30,000 of consulting expenses incurred. The Company's sales for the three months ended March 31, 1997 were $5,625 as compared to $17,516 for the same period of the prior year. The decrease in sales resulted primarily from not having available funds to continue the marketing program for its SALITRON System.

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

Biosonics granted common stock options to an individual for 500,000 shares, exercisable at $.05 per share. These options were issued in exchange for services performed on the Company's behalf. Transfer of the shares issued upon the exercise of the options will be restricted subject to registration requirements of the Securities Act of 1933 or an exemption from such requirements such as Rule 144 of the SEC.

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

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:
          *3.1 Articles of Incorporation as amended (Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

          *3.5 By-laws of Registrant, as amended. (Exhibit to Registrant's Annual Report or Form 10-K for the year ended December 31, 1983 ["1983 Form 10-K"]).

          27     Financial Data Schedule

     (b)  Reports on Form 8-K:

          None

--------------------------
*    Incorporated by reference

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                       BIOSONICS, INC.


Date:   August    6    , 1997          By:  /s/ JACK PALLER
               --------                   ---------------------------------
                                       Jack Paller, President, Chairman and
                                       Executive Officer, Principal Financial
                                       Officer and Principal Accounting
                                       Officer and Sole Director.