Form 10-Q
period 1997-06-30
BIOSONICS INC
filed 1997-08-14
CIK 352715

________________________________________________________________________________


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.                 Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuers shares of common stock, as of the latest practicable date: as of JUNE 30th 1997, there were outstanding 306,264,536 shares of the Registrant's Common Stock, $.0001 par value.

________________________________________________________________________________

                                                              Page 1 of 14 pages
                                                     Exhibit Index is on Page 14

                                 BIOSONICS, INC.

                                      INDEX

                                                                                               Page
                                                                                             Number
                                                                                             ------
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Balance Sheets:
                  June 30, 1997 and December 31, 1996                                             3

                  Statements of Loss:
                  Three and Six Months Ended June 30, 1997 and 1996 and the Period
                  from November 13, 1980 (Inception) to June 30, 1997                             4

                  Statements of Deficit Accumulated:
                  Six Months Ended June 30, 1997 and 1996 and the Period
                  from November 13, 1980 (Inception) to June 30, 1997                             5

                  Statements of Cash Flows:
                  Six Months Ended June 30, 1997 and 1996 and the Period
                  from November 13, 1980 (Inception) to June 30, 1997                         6 & 7

                  Statements of Shareholders' Equity - Paid-In-Capital:
                  November 30, 1980 (Inception) to June 30, 1997                             8 - 11

                  Note to Financial Statements                                                   12

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            13

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                              13

Item 2.           Changes in Securities                                                          13

Item 4.           Submission of Matters to a Vote of Security Holders                            14

Item 6.           Exhibits and Reports on Form 8-K                                               14

Signatures                                                                                       14

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------

                                                            ASSETS
                                                                                     Unaudited
                                                                                       JUNE 30         DECEMBER 31,
                                                                                        1997               1996
Current assets
   Cash (including interest bearing deposits
      of $10 in 1997 and 1996)                                                     $        260       $        260
   Accounts receivable (net of allowance for doubtful
    accounts of $2,000 in 1997 and 1996)                                                  8,829              8,196
   Inventory                                                                             63,725             64,271
   Prepaid expenses and other current assets                                              6,377                 25
                                                                                   ------------       ------------
           Total current assets                                                          79,191             72,752

Equipment, furniture and leaseholds, net
   of accumulated depreciation                                                           12,005             15,007
Deposits                                                                                  8,431              8,431
                                                                                   ------------       ------------
                Total assets                                                       $     99,627       $     96,190
                                                                                   ============       ============

                                          LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
   Notes payable                                                                   $    243,000       $    288,000
   Accounts payable and accrued expenses                                              1,616,853          1,707,779
   Bonds unissued                                                                       187,000            187,000
   Proceeds for common stock unissued                                                         0             40,000
                                                                                   ------------       ------------
                Total current liabilities                                             2,046,853          2,222,779
                                                                                   ------------       ------------

Shareholders' deficit
      Common stock - authorized 750,000,000 shares at .0001 par value; issued and outstanding 306,364,536 and 287,863,936 shares at
      June 30, 1997 and December 31, 1996 respectively                                   30,636             28,787

   Capital in excess of par value                                                    12,468,180         11,763,002
   Notes receivable from sale of stock                                                 (115,000)
   Deficit accumulated during development stage                                     (14,331,042)       (13,918,378)
                                                                                   ------------       ------------
          Total shareholders' deficit                                                (1,947,226)        (2,126,589)
                                                                                   ------------       ------------
                Total liabilities and shareholders' deficit                        $     99,627       $     96,190
                                                                                   ============       ============

------------------------------------------------------------------------------------------------------------------

The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                               STATEMENTS OF LOSS
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------
                                                  SIX MONTHS ENDED             THREE MONTHS ENDED             11/13/80 (INCEPTION)
                                                       JUNE 30,                      JUNE 30,                      TO JUNE 30,
                                                       --------                      --------                      -----------
                                                 1997            1996         1997            1996           1997            1996
                                              ---------        --------    ----------     ----------      ----------     ----------
Development stage expenses
   Research and development costs         $           0   $           0    $        0     $        0     $ 4,166,053   $  4,144,553
   Professional fees                            132,588          37,000        77,448         18,044       2,885,075      2,659,437
   Other development stage expenses             287,545         220,238       142,377        122,835       8,453,103      7,661,558
                                            -----------      ----------    ----------     ----------   -------------   ------------
Total development stage expenses                420,133         257,238       219,825        140,879      15,504,231     14,465,548
   Less:  Revenues from cost recovery
         program                                 -               -              -              -             118,082        118,082
                                            -----------      ----------    ----------     ----------   -------------   ------------

Net development stage expenses                  420,133         257,238       219,825        140,879      15,386,149     14,347,466
                                            -----------      ----------    ----------     ----------   -------------   ------------

Sales                                            13,550          29,125         7,925         11,609         850,927        825,728
Cost of sales                                     8,297          16,166         4,893         13,111         553,282        530,943
                                            -----------      ----------    ----------     ----------   -------------   ------------

Gross profit                                      5,253          12,959         3,032        ( 1,502)        297,645        294,785
                                            -----------      ----------    ----------     ----------   -------------   ------------

Other income
   Investment and other income                    2,216              75         1,224           -            749,842        747,626
   Gain on sale of fixed assets                    -              -              -              -              7,620          7,620
                                            -----------      ----------    ----------     ----------   -------------   ------------

Total other income                                2,216              75         1,224           -            757,463        755,246
                                            -----------      ----------    ----------     ----------   -------------   ------------

Net loss                                    $(  412,664)     $( 244,204)   $( 215,569)    $( 142,381)  $( 14,331,042) $( 13,297,435)
                                            ===========      ==========    ==========     ==========   =============   ============

Loss per common share                            $(.001)         $(.001)       $(.000)        $(.000)         $(.047)       $(.054)
                                            ===========      ==========    ==========     ==========   =============   ============
-----------------------------------------------------------------------------------------------------------------------------------



    The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENTS OF DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------

                                 SIX MONTHS ENDED                  11/13/80 (INCEPTION)
                                      JUNE 30,                          TO JUNE 30,
                            1997               1996               1997              1996
                       -------------      -------------       ------------       ------------
BEGINNING BALANCE      ($13,918,378)      ($13,053,231)        $     -           $     -



      NET LOSS           (  412,664)         (  244,204)       (14,331,042)       (13,297,435)
                       ------------       ------------        -----------        ------------


ENDING BALANCE         ($14,331,042)      ($13,297,435)       ($14,331,042)      ($13,297,435)
                       ============       ============        ============       ============

---------------------------------------------------------------------------------------------

    The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------

                                                                  SIX MONTHS ENDED                 11/13/80 (INCEPTION)
                                                                      JUNE 30,                          TO JUNE 30,
                                                                      --------                          -----------
                                                              1997             1996                1997                1996
                                                           ---------        ---------           ---------           ---------
Cash flows used in operating activities
   Net loss                                                $(412,664)       $(244,204)       $(14,331.042)       $(13,297,435)
                                                           ---------        ---------        ------------        ------------

   Adjustments to reconcile net loss to
     net cash used in operating activities
      Depreciation and amortization                            3,002            2,670             381,689             371,353
      Increase in allowance for doubtful accounts                  -                -               2,000               2,000
      Increase in reserve for inventory obsolescence               -                -              27,000              40,000
      Loss on lease abandonment                                    -                -              19,550              19,550
      Gain on sale of fixed assets                                 -                -              (7,620)             (7,620)
      Common stock issued for services                        29,500                -             573,459             458,209
      Common stock options issued for services                14,398                -             177,678                   -
      Common stock issued for interest                        10,000                -              10,000                   -
      Common stock issued for product rights                       -                -              12,501              12,501
      Change in
        Accounts receivable                                     (633)           4,802             (10,829)            (18,211)
        Inventory                                                546            4,195             (90,725)           (105,889)
        Prepaid expenses and other current assets             (6,352)          (3,347)             (6,377)            (12,198)
        Accounts payable and accrued expenses                (90,926)          95,884           1,882,378           1,855,531
                                                           ---------        ---------        ------------        ------------
          Total adjustments                                  (40,465)         104,204           2,970,704           2,615,226
                                                           ---------        ---------        ------------        ------------
   Net cash used in operating activities                   $(453,129)       $(140,000)       $(11,360,338)       $(10,682,209)
                                                           ---------        ---------        ------------        ------------

Cash flows from investing activities
   Sale of fixed assets                                     $      -         $      -        $     10,825        $     10,825
   Capital expenditures                                            -                -            (363,305)           (363,305)
   Issuance of note receivable                                     -                -             (30,000)            (30,000)
   (Increase) decrease in deposits                                 -                -              (8,431)             (8,431)
   Decrease in note receivable                                     -                -              30,000              30,000
   Decrease in capitalized patents                                 -                -             (45,690)            (45,690)
                                                           ---------        ---------        ------------        ------------
   Net cash provided (used) in investing activities        $       -         $      -        $   (406,601)       $   (406,601)
                                                           =========        =========        =============       ============
-----------------------------------------------------------------------------------------------------------------------------


    The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------------


                                                                  SIX MONTHS ENDED                     11/13/80 (INCEPTION)
                                                                      JUNE 30,                             TO MARCH  31,
                                                                      --------                             -------------
                                                               1997              1996                1997                 1996
                                                            ---------         ---------          -----------         ------------

Cash flows from financing activities
   Proceeds for bonds unissued                                    $ -              $  -         $    190,000         $    190,000
   Repayments for bonds unissued                                    -                 -               (3,000)              (3,000)
   Proceeds for common stock unissued                         239,530                 -              550,530              271,000
   Principal payments of note payable                         (45,000)         (225,000)            (352,000)            (297,000)
   Proceeds from issuance of note payable                           -                 -              834,444              789,444
   Decrease in capitalized organization costs                       -                 -               (7,453)              (7,453)
   Proceeds from issuance of preferred stock                        -           365,000            1,105,000              965,000
   Proceeds from issuance of common stock                     258,599                 -            9,449,678            9,181,079
                                                            ---------         ---------         ------------         ------------
Net cash provided by financing activities                   $(453,129)        $ 140,000         $ 11,767,199         $ 11,089,070
                                                            ---------         ---------         ------------         ------------

Net increase (decrease) in cash and cash equivalents                -                 -                  260                  260
Cash and cash equivalents, beginning                              260               260                    -                    -
                                                            ---------         ---------         ------------         ------------
Cash and cash equivalents, ending                           $     260         $     260         $        260         $        260
                                                            =========         =========         ============         ============

Schedule of noncash financing transactions:
   Issuance of common stock from Loan Receivable:           $ 115,000         $       -         $    115,000         $          -
                                                            =========         =========         ============         ============


---------------------------------------------------------------------------------------------------------------------------------

    The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
               STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL
                 NOVEMBER 13, 1980 (INCEPTION) TO JUNE 30, 1997
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------


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


-----------------------------------------------------------------------------------------------------

    The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (CONTINUED)
                 NOVEMBER 13, 1980 (INCEPTION) TO JUNE 30, 1997
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------


      DATE STOCK                                 PRICE
         ISSUED          NUMBER OF SHARES        PER SHARE             AMOUNT RECEIVED           NOTES
      ----------         ----------------        ---------             ---------------           -----
           1988                 125,000                .25                    31,250              (C)
           1988                   2,500                .218                      547              (H)
           1988                  10,000                .20                     2,000              (G)
           1988                 100,000                .25                    25,000              (B)
           1988               4,227,000                .20                   845,400              (B)
           1988                 25,000                 .156                    3,906              (C)
           1988                 11,000                 .013                      143              (H)
           1989                400,000                 .080                   32,000              (B)
           1989                  3,000                 .0938                     282              (H)
           1989                100,000                 .080                    8,000              (B)
           1990                 25,000                 .010                      250              (H)
           1990             20,311,000                 .010                  203,110              (B)
           1990             10,500,000                 .010                  105,000              (B)
           1991              1,100,000                 .010                   11,000              (B)
           1991                100,000                 .010                    1,000              (H)
           1991                 48,000                 .0625                   3,000              (J)
           1991                 32,000                 .0625                   2,000              (J)
           1991              1,100,000                 .010                   11,000              (J)
           1991              1,100,000                 .010                   11,000              (B)
           1991                400,000                 .010                    4,000              (C)
           1995                 -                                             87,750              (Q)
           1996              1,250,000                 .08                   100,000              (K)
           1996             11,375,000                 .0286                 325,000              (K)
           1996             16,100,000                 .05                   805,000              (K)
           1996              1,300,000                 .01                    13,000              (L)
           1996             12,900,000                 .02                   258,000              (L)
           1996                300,000                 .03                     9,000              (M)
           1996                280,000                 .05                    14,000              (M)
           1996                400,000                 .08                    32,000              (M)
           1996                100,000                 .065                    6,500              (M)
           1996                250,000                 .085                   21,250              (M)
           1996            (15,368,820)                                      - 0  -               (N)
           1996                420,000                 .0238                  10,000              (L)
           1996             11,150,000                 .02                   223,000              (L)
           1996                428,600                 .035                   15,000              (L)
           1996                250,000                 .04                    10,000              (L)
           1996              1,075,220                 .05                    53,761              (L)
           1996                350,000                 .0258                   9,032              (J)
           1996              1,695,000                 .0345                  59,175              (J)
           1996                 75,000                 .04                     3,000              (O)
           1996                200,000                 .05                    10,000              (B)
           1996                 -                                             75,530              (Q)

------------------------------------------------------------------------------------------------------

    The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (CONTINUED)
                 NOVEMBER 13, 1980 (INCEPTION) TO JUNE 30, 1997
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------


       DATE STOCK                                 PRICE
          ISSUED          NUMBER OF SHARES        PER SHARE           AMOUNT RECEIVED           NOTES
       ----------         ----------------        ---------           ---------------           -----
            1997                550,000                 .05                  27,500              (M)
            1997                200,000                 .05                  10,000              (O)
            1997              5,000,000                 .01                  50,000              (P)
            1997              1,000,000                 .02                  20,000              (P)
            1997                 -                                           14,398              (Q)
            1997             11,130,600                 .05                 556,529              (R)
            1997                500,000                 .05                  25,000              (P)
            1997                 40,000                 .05                   2,000              (M)
            1997                 80,000                 .02                   1,600              (L)


TOTAL SHARES - COMMON STOCK                 306,364,536
---------------------------                 ===========

TOTAL PAID-IN CAPITAL                                                 $  12,972,311
---------------------
LESS:   Notes Receivable for Stock Purchase                                 115,000
----
LESS:  Offering Expenses                                                    473,495
----                                                                  -------------

NET PAID-IN CAPITAL - COMMON STOCK                                    $  12,383,816
----------------------------------

-----------------------------------------------------------------------------------------------------

    The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (CONTINUED)
                 NOVEMBER 13, 1980 (INCEPTION) TO JUNE 30 , 1997
                                   (UNAUDITED)

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

(Q) Stock Options granted.

(R) Issued pursuant to a Private Placement Agreement

--------------------------------------------------------------------------------

    The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTE TO FINANCIAL STATEMENTS
                                 JUNE 30 , 1997

--------------------------------------------------------------------------------


Note 1 - The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K annual report for the year ended December 31, 1996. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine-month period ended June 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

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

During this reported period, Biosonics has issued Common Stock shares as follows: (a) 11,130,600 shares at $.05 per share for a private placement agreement, (b) 40,000 shares at $.05 per share for payment of services to an individual, and (c) 500,000 shares at $.05 per share was issued to one investor in exercise of stock options, for which the company received a promissory note in the principal amount of the purchase price and for which such shares are being held as collateral. All shares issued are restricted subject to registration requirements of the Securities Act of 1933 or an exemption from such requirements such as Rule 144 of the SEC.

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

Results of Operations

Net development stage expenses for the six and three months ended June 30, 1997 ($420,133 and $219,826 respectively) were higher than those for the comparable periods of the prior year ($257,238 and $140,879 respectively) due to funds spent on consulting services, and expenses relating to Biosonics' participation in the Medical Device Industry conference, also the preparation of Cystotron devices and consulting fees regarding the engineer hired to prepare Biosonics for manufacturing the Cystotron devices. Other development stage expenses include primarily salaries, rent, supplies, transfer agent fees, manufacturing, marketing, public relations and travel expenses. The Company's professional fees for the six and three months ended June 30, 1997 ($132,588 and $77,448 respectively) were higher than professional fees for the comparable period of the prior year ($37,000 and $18,044 respectively) due to legal and accounting fees regarding numerous Securities and Exchange Commission filings as well as an additional $60,000 of consulting expenses incurred. The Company's sales for the six and three months ended June 30, 1997 were ($13,550 and $7,925 respectively) as compared to ($29,125 and $11,609 respectively) for the same period of the prior year. The decrease in sales resulted primarily from not having available funds to continue the marketing program for its SALITRON System.

PART II        OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

None

ITEM 2.        CHANGES IN SECURITIES.

During this reported period, Biosonics has issued Common Stock shares as follows: (a) 11,130,600 shares at $.05 per share for a private placement agreement, (b) 40,000 shares at $.05 per share for payment of services to an individual, (c) 500,000 shares at $.05 per share was issued to one investor in exercise of stock options, for which the company received a promissory note in the principal amount of the purchase price and for which such shares are being held as collateral. All shares issued are restricted subject to registration requirements of the Securities Act of 1933 or an exemption from such requirements such as Rule 144 of the SEC.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:
               *3.1 Articles of Incorporation as amended (Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

               3.5    By-laws of Registrant, as amended.

               27     Financial Data Schedule

         (b)   Reports on Form 8-K:

               None


------------------------------------
*        Incorporated by reference



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                              BIOSONICS, INC.


Date: August  13 , 1997       By:    /s/Jack Paller
             ----                 --------------------

                              Jack Paller, President, Chairman and Executive Officer, Principal Financial Officer and Principal Accounting Officer and Sole Director.