Form 10-Q
period 1997-09-30
BIOSONICS INC
filed 1997-11-18
CIK 352715

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

Indicate the number of shares outstanding of each of the issuers shares of common stock, as of the latest practicable date: As of September 30th 1997, there were outstanding 287,588,936 shares of the Registrant's Common Stock, $.0001 par value.


                                                              Page 1 of 13 pages
                                                     Exhibit Index is on Page 12

                                 BIOSONICS, INC.

                                      INDEX

                                                                            Page
                                                                          Number

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Balance Sheets:
                  September 30, 1997 and December 31, 1996                     2

                  Statements of Loss:
                  Three and Nine Months Ended September 30, 1997 and 1996      3

                  Statements of Deficit Accumulated:
                  Nine Months Ended September 30, 1997 and 1996                4

                  Statements of Cash Flows:
                  Nine Months Ended September 30, 1997 and 1996                5

                  Statements of Shareholders' Equity - Paid-In-Capital:
                  November 30, 1980 (inception) to September 30, 1997          7

                  Note to Financial Statements                                11

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         12

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                           13

Item 2.           Changes in Securities                                       13

Item 4.           Submission of Matters to a Vote of Security Holders         13

Item 6.           Exhibits and Reports on Form 8-K                            13

Signatures

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           BALANCE SHEETS (UNAUDITED)

                                     ASSETS
                                                                           Unaudited           DECEMBER
                                                                           SEPTEMBER           31, 1996
                                                                            30, 1997
                                                                        ------------        ------------
Current Assets
         Cash (including interest bearing deposits of $10 in 1997
         and 1996)                                                      $        260        $        260
         Accounts receivable (net of allowance for doubtful
               accounts of $2,000 in 1997 and 1996)                            5,827               8,196
         Advances from IMRC                                                  125,012              77,997
         Loan Receivables                                                     15,000                  --
         Inventory                                                            62,695              64,271
         Prepaid expenses and other current assets                             6,571                  25
                                                                        ------------        ------------
              Total current assets                                           215,365             150,749
Equipment, furniture and leaseholds, net of accumulated
      depreciation                                                            10,504              15,007
Deposits                                                                       8,431               8,431
                                                                        ------------        ------------
                      Total assets                                      $    234,300        $    174,187
                                                                        ============        ============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
         Notes payable, officer and affiliate                           $     99,000        $    115,000
         Notes payable, other                                                128,000             173,000
         Accrued payroll, officer                                            746,750             669,500
         Accrued interest, officer and affiliate                              64,130              55,905
         Accrued interest, other                                             192,129             173,131
         Accounts payable and other accrued expenses                         863,048             824,790
         Advances from affiliates                                             62,450              62,450
         Payments received from unissued debentures                          187,000             187,000
         Proceeds from unissued securities                                         0              40,000
                                                                        ------------        ------------
                      Total current Liabilities                            2,342,507           2,300,776
                                                                        ------------        ------------
Shareholders' deficit
         Common stock - authorized 750,000,000 shares at .0001                30,636              28,787
             par value; issued and outstanding 306,364,536 and
             287,863,936 shares at September 30, 1997 and
             December 31, 1996 respectively
         Capital in excess of par value                                   12,468,180          11,763,002
         Notes receivable from sale of stock                                 (95,000)                 --
         Deficit accumulated during development stage                    (14,512,023)        (13,918,378)
                                                                        ------------        ------------
             Total shareholders' deficit                                  (2,108,207)         (2,126,589)
                                                                        ------------        ------------
                      Total liabilities and shareholders, deficit       $    234,300        $    174,187
                                                                        ============        ============


The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE
                         STATEMENTS OF LOSS (UNAUDITED)

                                                 NINE MONTHS ENDED         THREE MONTHS ENDED            11/13/80 (INCEPTION) TO
                                                   SEPTEMBER 30,              SEPTEMBER 30,                  SEPTEMBER 30,
                                                1997         1996          1997          1996            1997             1996
                                             ---------     ---------     ---------     ---------     ------------     ------------
Sales                                        $  18,679     $  34,911     $   5,129     $   5,786     $    856,056     $    831,514
Cost of sales                                   12,459        23,116         4,162         6,950          557,444          537,893
                                             ---------     ---------     ---------     ---------     ------------     ------------
      Gross Profit                               6,220        11,795           967        (1,164)         298,612          293,621
                                             ---------     ---------     ---------     ---------     ------------     ------------
Development stage expenses
      Research and development costs                 0             0             0             0        4,166,054        4,144,553
      Professional fees                        187,329       109,691        54,740        72,691        2,939,816        2,732,128
      Other development stage expenses         416,824       471,091       129,279       250,853        8,582,383        7,912,411
                                             ---------     ---------     ---------     ---------     ------------     ------------
         Total development stage expenses      604,153       580,782       184,019       353,544       15,688,253       14,789,092
Less: Revenue from cost recovery
     program                                        --            --            --            --          118,085          118,082
                                             ---------     ---------     ---------     ---------     ------------     ------------
      Net development stage expenses           604,153       580,782       184,019       323,544       15,570,168       14,671,010
Other income
      Investment and other income                4,288            75         2,071            --          731,913          727,626
      Management fees                                                                                      20,000           20,000
      Gain on sale of equipment                     --            --            --            --            7,620            7,620
                                             ---------     ---------     ---------     ---------     ------------     ------------
           Total other income                    4,288            75         2,071            --          759,533          755,246
                                             ---------     ---------     ---------     ---------     ------------     ------------
Net loss                                     $(593,645)    $(568,912)    $(180,981)    $(324,708)    $(14,512,023)    $(13,622,143)
                                             =========     =========     =========     =========     ============     ============
Loss per common share                        ($    .00)    ($    .00)    ($    .00)    ($    .00)    ($       .05)    ($       .06)
                                             =========     =========     =========     =========     ============     ============


The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENTS OF DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
                                   (UNAUDITED)

                                NINE MONTHS ENDED                    11/13/80 (INCEPTION) TO
                                   SEPTEMBER 30,                          SEPTEMBER 30,
                            1997                1996                1997                1996
                        ------------        ------------        ------------        ------------
Beginning balance       $(13,918,378)       $(13,053,231)       $         --        $         --
Net Loss                    (593,645)           (568,912)        (14,512,023)        (13,622,143)
                        ------------        ------------        ------------        ------------
Ending Balance          $(14,512,023)       $(13,622,143)       $(14,512,023)       $(13,622,143)
                        ============        ============        ============        ============

The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED            11/13/80 (INCEPTION) TO
                                                                            SEPTEMBER 30                     SEPTEMBER 30
                                                                        1997           1996             1997              1996
                                                                      ---------      ---------      ------------      ------------
Cash flows used in operating activities
        Net loss                                                      $(593,645)     $(568,912)     $(14,512,023)     $(13,622,143)
                                                                      ---------      ---------      ------------      ------------
Adjustments to reconcile net loss to net cash used
   in operating activities
        Depreciation and amortization                                     4,503          4,005           383,190           372,688
        Increase (decrease) in allowance for doubtful accounts               --             --             2,000             6,000
        Increase (decrease) in reserve for inventory obsolescence            --             --            27,000            40,000
        Loss on lease abandonment                                            --             --            19,550            19,550
        Gain on sale of fixed assets                                         --             --            (7,620)           (7,620)
        Common stock issued for services                                 29,500        167,750           573,459           625,959
        Common stock options issued for services                         14,398        177,678                --
        Common stock issued for interest                                 10,000         10,000                --
        Common stock issued for product rights                               --             --            12,501            12,501
        Change in
             Accounts receivable                                          2,369         15,331            (7,827)          (11,682)
             Inventory                                                    1,576          5,004           (89,695)         (105,080)
             Prepaid expenses and other current assets                   (6,546)         3,998            (6,571)           (4,853)
             Accrued payroll, officer                                    77,250         77,250           746,750           643,750
             Accrued interest, officer and affiliates                     8,225         24,024           138,333           127,630
             Accrued interest, other                                     18,998         18,976           192,129           166,814
             Accounts payable and accrued expenses                       38,258        (21,297)          931,049           895,835
             Advances from (to) affiliates                              (47,015)         3,871            60,759            28,442
                                                                      ---------      ---------      ------------      ------------
                  Total adjustments                                     151,516        298,912         3,162,685         2,809,934
                                                                      ---------      ---------      ------------      ------------
        Net cash used in operating activities                          (442,129)      (270,000)      (11,349,338)      (10,812,209)
                                                                      ---------      ---------      ------------      ------------
Cash flows from investing activities
        Sale of fixed assets                                          $      --      $      --      $     10,825      $     10,825
        Capital expenditures                                                 --             --          (363,305)         (363,305)
        Issuance of note receivable                                     (15,000)            --           (45,000)          (30,000)
        (Increase) decrease in deposits                                      --             --            (8,431)           (8,431)
        Decrease in note receivable                                          --             --            30,000            30,000
        Decrease in capitalized patents                                      --             --           (45,690)          (45,690)
                                                                      ---------      ---------      ------------      ------------
        Net cash provided (used) in investing activities                (15,000)            --          (421,601)         (406,601)
                                                                      ---------      ---------      ------------      ------------

The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED                  11/13/80 (INCEPTION) TO
                                                                  SEPTEMBER 30                            SEPTEMBER 30
                                                             1997              1996                1997                1996
                                                           ---------        -----------        ------------        ------------
Cash flows from financing activities
        Proceeds for bonds unissued                        $      --        $        --        $    190,000        $    190,000
        Repayments for bonds unissued                             --                 --              (3,000)             (3,000)
        Proceeds for common stock unissued                        --                 --             311,000             271,000
        Principal payments of note payable                   (61,000)          (235,000)           (368,000)           (307,000)
        Proceeds from issuance of note payable                    --                 --             834,444             789,444
        Increase in capitalized organization costs                --                 --              (7,453)             (7,453)
        Proceeds from issuance of preferred stock                 --            505,000           1,105,000           1,105,000
        Proceeds from issuance of common stock               518,129                 --           9,709,208           9,181,079
                                                           ---------        -----------        ------------        ------------
Net cash provided by financing activities                    457,129            270,000          11,771,199          11,219,070
                                                           ---------        -----------        ------------        ------------
Net increase (decrease) in cash and cash equivalents              --                 --                 260                 260
Cash and cash equivalents, beginning                             260                260                  --                  --
                                                           ---------        -----------        ------------        ------------
Cash and cash equivalents, ending                          $     260        $       260        $        260        $        260
                                                           =========        ===========        ============        ============
Schedule of noncash financing transactions:
Issuance of common stock from various items:
        Common stock unissued                              $      --        $   271,000        $         --        $    271,000
        From Loan Receivable                                  95,000                 --              95,000                  --
        Notes payable                                             --            182,444                  --             182,444
        Accounts payable and accrued expenses                     --            197,524                  --             197,524
        Preferred stock                                           --            725,000                  --             725,000
        Less common stock issued                                  --         (1,375,968)                 --          (1,375,968)
                                                           ---------        -----------        ------------        ------------
Proceeds from common stock issued                          $  95,000        $         0        $     95,000        $          0
                                                           =========        ===========        ============        ============

The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
               STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL
               NOVEMBER 13, 1980 (INCEPTION) TO SEPTEMBER 30, 1997
                                   (UNAUDITED)

DATE STOCK                            PRICE PER
  ISSUED    NUMBER OF SHARES            SHARE          AMOUNT RECEIVED    NOTES
1/13/81       150,000,000       $      .0001            $   15,001       (A)
1/31/81         4,400,000              .025                110,000       (B)
   1981           400,000              .025                 10,000       (C)
   1981        20,000,000              .05               1,000,000       (B)
   1982            20,000              .40                   8,000       (C)
   1982            97,500              .20                  19,500       (C)
   1982         1,000,000              .06                  60,100       (D)
   1983            52,500              .20                  10,500       (C)
   1983            75,000              .305                 22,875       (E)
   1983            25,000              .235                  5,875       (E)
   1983            20,000              .50                  10,000       (C)
12/29/83        7,300,000              .50               3,650,000       (F)
   1984               390             1.00                     390       (G)
   1984             5,948              .50                   2,975       (G)
   1984             1,000              .375                    375       (C)
   1984            72,500              .25                  18,125       (C)
   1984             2,000              .375                    750       (H)
   1984             4,000              .25                   1,000       (C)
   1984           350,000              .20                  70,000       (C)
   1985            26,500              .281                  7,453       (C)
   1985            20,000              .25                   5,000       (H)
   1985               500              .50                     250       (G)
   1985             5,000              .344                  1,719       (C)
   1985                50             1.00                      50       (G)
   1985             2,000              .375                    750       (H)
   1985             7,500              .156                  1,172       (C)
   1986             6,882              .50                   3,472       (G)
   1986            85,000              .1875                15,938       (H)
   1986            11,650              .281                  3,276       (H)
   1986           100,000              .219                 21,875       (H)
   1986        10,665,000              .181              1,929,737       (I)
   1986           202,000              .156                 31,562       (H)
   1986            70,000              .313                 21,875       (H)
   1986           134,855              .20                  26,939       (H)
   1987         7,613,551              .20               1,522,710       (G)
   1987           476,110              .295                140,478       (H)
   1987             7,000              .159                  1,113       (B)
   1987            15,000              .312                  4,687       (C)
   1987           240,000              .20                  48,000       (B)
   1987           100,000              .218                 21,875       (C)
   1988           125,000              .25                  31,250       (C)
   1988             2,500              .218                    547       (H)
   1988            10,000              .20                   2,000       (G)

The accompanying note is an integral part of these financial statements.

                                BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
              STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL
              NOVEMBER 13, 1980 (INCEPTION) TO SEPTEMBER 30, 1997
                                  (UNAUDITED)

     DATE STOCK                               PRICE PER
       ISSUED              NUMBER OF SHARES     SHARE      AMOUNT RECEIVED NOTES
       1988                     100,000           .25            25,000     (B)
       1988                   4,227,000           .20           845,400     (B)
       1988                      25,000          .156             3,906     (C)
       1988                      11,000          .013               143     (H)
       1989                     400,000          .080            32,000     (B)
       1989                       3,000         .0938               282     (H)
       1989                     100,000          .080             8,000     (B)
       1990                      25,000          .010               250     (H)
       1990                  20,311,000          .010           203,110     (B)
       1990                  10,500,000          .010           105,000     (B)
       1991                   1,100,000          .010            11,000     (B)
       1991                     100,000          .010             1,000     (H)
       1991                      48,000         .0625             3,000     (J)
       1991                      32,000         .0625             2,000     (J)
       1991                   1,100,000          .010            11,000     (J)
       1991                   1,100,000          .010            11,000     (B)
       1991                     400,000          .010             4,000     (C)
       1995                          --                          87,750     (Q)
       1996                   1,250,000           .08           100,000     (K)
       1996                  11,375,000         .0286           325,000     (K)
       1996                  16,100,000           .05           805,000     (K)
       1996                   1,300,000           .01            13,000     (L)
       1996                  12,900,000           .02           258,000     (L)
       1996                     300,000           .03             9,000     (M)
       1996                     280,000           .05            14,000     (M)
       1996                     400,000           .08            32,000     (M)
       1996                     100,000          .065             6,500     (M)
       1996                     250,000          .085            21,250     (M)
       1996                 (15,368,820)                            -0-     (N)
       1996                     420,000        0.0238            10,000     (L)
       1996                  11,150,000          0.02           223,000     (L)
       1996                     428,600          .035            15,000     (L)
       1996                     250,000           .04            10,000     (L)
       1996                   1,075,220           .05            53,761     (L)
       1996                     350,000         .0258             9,032     (J)
       1996                   1,695,000         .0345            59,175     (J)
       1996                      75,000          0.04             3,000     (O)
       1996                     200,000          0.05            10,000     (B)
       1996                          --                          75,530     (Q)
       1997                     550,000          0.05            27,500     (M)
       1997                     200,000          0.05            10,000     (O)

The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
               STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL
               NOVEMBER 13, 1980 (INCEPTION) TO SEPTEMBER 30, 1997
                                   (UNAUDITED)

 DATE STOCK                                                          PRICE PER
   ISSUED                                       NUMBER OF SHARES       SHARE    AMOUNT RECEIVED  NOTES
    1997                                           5,000,000            0.01        50,000       (P)
    1997                                           1,000,000            0.02        20,000       (P)
    1997                                                  --                        14,398       (Q)
    1997                                          11,130,600            0.05       556,529       (R)
    1997                                             500,000            0.05        25,000       (P)
    1997                                              40,000            0.05         2,000       (M)
    1997                                              80,000            0.02         1,600       (L)


TOTAL SHARES - COMMON STOCK                                                306,364,536
                                                                          ============
TOTAL PAID-IN CAPITAL                                                     $ 12,972,311
LESS: Notes Receivable for Stock Purchase                                       95,000
LESS: Offering Expenses                                                        473,495
                                                                          ------------
NET PAID-IN CAPITAL - COMMON STOCK                                        $ 12,403,816
                                                                          ============

The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
               STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL
               NOVEMBER 13, 1980 (INCEPTION) TO SEPTEMBER 30, 1997
                                   (UNAUDITED)

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

(N)      Shares contributed by IMRCH.

(O)      Issued stock as payment for services rendered.

(P)      Issued pursuant to exercising stock purchase option.

(Q)      Stock Options granted.

(R)      Issued pursuant to a private offering.

The accompanying not is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTE TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

NOTE 1 The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K annual report for the year ended December 31, 1996. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine-month period ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Biosonics' primary sources of funds to date have been proceeds from the sale of its securities and investment income on such proceeds, including loans and advances for security purchases through offerings.

Biosonics will require additional funds, estimated to be approximately $3.0 million in the immediate future to continue its operations and implement current manufacturing and marketing plans as described below. Biosonics may receive a portion of such funds from sales of the Salitron System and the Cystotron Incontinence Control System. Biosonics is also considering obtaining funds through venture capital or other private or public financing, joint venture or merger transactions and research and development partnership financing. There is no assurance, however, that the Company will be successful in obtaining financing on terms favorable to the Company, or at all.

The Company has completed a tentative marketing plan for the Cystotron product. This plan includes matters relating to the manufacturing and sales of the devices as well as the production of a marketing study for the product. In connection with this tentative marketing plan, the Company has recently added an engineer to its staff to review and impliment a manufacturing bid process for the product. It is intended that this engineer will also review the Company's other products. The Company is also planning to develop a strategy to market its products in the international market. For example, the Company is looking to hire a consultant to proceed with bringing the Salitron, Cystotron and Anotron devices to the international market. In connection with such strategy, it plans to attend two international conferences in late 1997.

The bid process in connection with the manufacturing of the Cystotron product is expected to result in a bid being awarded in December 1997 or early in 1998. In connection with the Company's marketing efforts in connection with the Cystotron, the Company is planning to establish a medical board of advisors to perform a six-month study of the Cystotron product. Depending on the Company's ability to raise addition funds to commence and implement its marketing plan for the Cystotron product and the establishment for the market study and a sales team for the product, of which there can be no assurance, the Company anticipates that sales of the product will commence in the latter part of 1998.

The Company does not have any material commitments for capital expenditures, although the Company may make marketing capital expenditures during 1997 and 1998 in connection with the manufacture of the Cystotron Systems, if funds are available. The extent of the development or testing, if any, of the Company's other devices will depend on the availability of funds, and there is no assurance that development or testing of the devices will occur or be successful.

Results of Operations

Net development stage expenses for the nine and three months ended September 30, 1997 ($579,415 and $159,281 respectively) were lower than those for the comparable periods of the prior year ($610,782 and $353,544 respectively) due to excessive funds spent in the 1996 periods relating to the Special Shareholders meeting held in July 1996. Other development stage expenses include primarily salaries, rent, supplies, transfer agent fees, manufacturing, marketing, public relations and travel expenses. The Company's professional fees for the nine months ended September 30, 1997 compared to professional fees for September 30, 1996 ($187,329 and $109,691 repectively) were higher due to legal, accounting and consulting expenses incurred in connection with the Company's efforts to enhance its processes in connection with tis reporting and registration matters under federal securities laws and its application for Medicare reimbursement with HCFA. The Company's professional fees for the three months ended September 30, 1997 compared to professional fees for the three month period ending September 30, 1996 ($54,740 and $72,691 repectively) were lower due to the extra accounting and legal expenses incurred in connection with the Special Shareholders meeting held in July 1996.

The Company's sales for the nine and three months ended September 30, 1997 were ($18,679 and $5,129 respectively) as compared to ($34,911 and $5,786 respectively) for the same period of the prior year. The decrease in sales resulted primarily from not having available funds to continue the marketing program for its SALITRON System.

PART II        OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

None

ITEM 2.        CHANGES IN SECURITIES.

None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  *3.1 Articles of Incorporation as amended (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

                  *3.5 By-laws of Registrant, as amended. (incorporated by reference to Registrants Quarter Report on Form 10-Q for the quarter ended June 30, 1997).

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K:

                  None

*        Incorporated by reference

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                    BIOSONICS, INC.

Date: November 17 , 1997            By: /s/Jack Paller
              ----                     -----------------------------------------
                                    Jack Paller, President, Chairman and
                                    Executive Officer, Principal Financial
                                    Officer and Principal Accounting Officer and
                                    Sole Director.