Form 10-K/A
period 1996-12-31
BIOSONICS INC
filed 1997-11-21
CIK 352715

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                 ---------------
                                   FORM 10-K/A
                                 ---------------
                                Admendment No. 2

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from        to        .
                                        ------    -------

                         Commission File Number: 0-11371
                                 BIOSONICS, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

              Pennsylvania                                   23-2161932
    --------------------------------           --------------------------------
    (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

                               260 New York Drive
                       Fort Washington, Pennsylvania 19034
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)
                                 (215) 646-7100
               --------------------------------------------------
               (Registrant's telephone number including area code)
                                       N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Securities registered pursuant to Section 12(b) of the Act: NONE.

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X     No
                                           -----     ------

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

Documents Incorporated by Reference:   None
-------------------------------------------------------------------------------
                                                              Page 1 of 16 pages

                                     PART I

ITEM 1.           BUSINESS AND PROPERTIES

General

Biosonics, Inc. was incorporated in Pennsylvania in November 1980 as a subsidiary of International Management and Research Corporation ("IMRC"). Since its inception, the Company has been involved in the development and marketing of electrotherapeutic and diagnostic devices to manage and treat several intractable medical conditions, including extreme dry mouth, nasal/sinus congestion, urinary/fecal incontinence and impotence. The Company's non-invasive, electrotherapeutic and diagnostic devices offer relief from and improvement to such distressing disorders without drug related side effects or the ultimate need for surgery. The Company has received six patents on its devices. Furthermore, the Company has received FDA approval or clearance for marketing the Salitron (dry mouth), Cystotron (urinary incontinence), Anotron (fecal incontinence) and the BIDDs Glove (diagnostic tool).

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

Products

The Company has developed various electrotherapeutic devices, six of which have been patented, and four of which have received FDA 510(k) clearance or PMA approval for marketing. The electro-therapeutic technology developed by the Company is based on the stimulation of nerves using the body's natural resources, to create a positive response in malfunctioning body organs and systems. All of the Company's developed devices are portable, battery-operated, non-surgical and non-invasive, and the Company believes that to date such devices have had no adverse side effect in any active user.

The Company has not manufactured any of its products during the past ten years and has made sales during 1996 and 1997 from existing inventory.

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

The Company has completed a tentative marketing plan for the Cystotron product. This plan includes matters relating to the manufacturing and sales of the devices as well as the production of a marketing study for the product. In connection with this tentative marketing plan, the Company has recently added an engineer to its staff to review and implement a manufacturing bid process for the product. It is intended that this engineer will also review the Company's other products. The Company is also planning to develop a strategy to market its products in the international market. In addition, the Company is looking to hire a consultant to precede with bringing the Salitron, Cystotron and Anotron devices to the international market. In connection with such strategy, it plans to attend two international conferences in late 1997.

The bid process in connection with the manufacturing of the Cystotron product is expected to result in a bid being awarded in December 1997 or early in 1998. In connection with the Company's marketing efforts in connection with the Cystotron, the Company is planning to establish a medical board of advisors to perform a six-month study of the Cystotron product. Depending on the Company's ability to raise additional funds to commence and implement its marketing plan for the Cystotron product and the establishment of the market study and a sales team for the product of which there can be no assurance, the Company anticipates that sales of the product will commence in the latter part of 1998.

The manufacturing of the Company's devices will be subject to regulatory requirements as outlined in "Governmental Regulation" herein and also to the availability of funds for such purposes. Biosonics warrants that its devices will be free from malfunction caused by manufacturing defects for 12 months from the date of purchase.

         Salitron. This device induces salivation in certain persons who otherwise do not salivate normally. Lack of normal salivation can be caused by Sjogrens Syndrome (an autoimmune disease), other diseases, medication, radiation, surgery or aging. U.S. Patent No. 4,519,400, covering the method for stimulating salivation utilized by a prior concept for the Salitron System, was issued to Biosonics on May 28, 1985. Biosonics believes, although there is no assurance, that the current versions of the Salitron are protected by such patent. U.S. Patent No. 4,637,405, covering the apparatus utilizing that prior concept, was issued to Biosonics on January 20, 1987. Biosonics also was issued parallel patents by seven foreign countries, although such foreign patents have lapsed due to a lack of funds. FDA clearance for commercial sale was received through a pre-market approval (PMA) application process in May 1988 for use in treating patients with dry mouth secondary to Sjogrens Syndrome.

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

Biosonics has lacked the necessary funds to implement a marketing program for any of its devices. Biosonics' initial marketing efforts were for the Salitron and involved efforts to obtain Medicare reimbursement for the Salitron. On May 23, 1994, a proposed Notice was published in the Federal Register by the Federal Healthcare Financing Administration ("HCFA") that it intended to disapprove Biosonics' application for Medicare, although no final notice has yet been published. In 1996, Biosonics met with HCFA officials to urge a reevaluation of its intent to disapprove the Company's request for reimbursement approval. In February of 1997, HCFA advised Biosonics that it had examined its previous position and concluded that absent additional information, Medicare reimbursement for the Salitron was not warranted under current law. As a result, the Company has engaged a Washington DC law firm to explore with HCFA the extent of additional information that HCFA will require. Approximately 35 private insurance carriers have reimbursed Biosonics for patients' use of the Salitron and Medicaid reimbursement approval has been obtained in four states. There is no assurance that such reimbursement will continue to be available or will be at price levels sufficient to realize an appropriate return to Biosonics. Further, Biosonics cannot predict the effect, if any, on the reimbursement from the private plans and Medicaid in the event that HCFA does publish a final notice of non-coverage of the Salitron system for Medicare purposes, and there is a risk that some or all of the Medicaid reimbursement could be discontinued in such event.

Biosonics has been directing the marketing of the Salitron to rheumotologists, ear nose and throat specialists, and dentists. Under this program each physician and dentist is supplied with a Salitron, training materials along with a video, and asked to test their patients who suffer from dry mouth. This marketing effort was put on hold as too many potential patients are Medicare age who cannot afford to purchase the Salitron without Medicare coverage.

         Cystotron and Anotron Systems. These devices counteract urinary (Cystotron) and fecal (Anotron) incontinence. The Cystotron and Anotron have been cleared for sale by the FDA under two separate 510(k) submissions (See "Governmental Regulation," below). Biosonics has received a patent covering the Cystotron and Anotron and the method of treatment of incontinence utilized by these devices (U.S. Patent No. 5, 117,840).

Assuming funds are available, the Company intends to commence a two-phase market study with respect to the Cystotron. This study will comprise of two phases, assuming funds are available. Phase one will primarily be directed at the retirement community. In 1996, Biosonics signed an agreement with Dr. Kristene Whitmore, Chief of Urology at Graduate Hospital in Philadelphia, who will act as Chief Investigator for phase one of the market study. Phase two will primarily be directed to those in the post-birth delivery age group. The purpose of this market study will be to confirm the safety and effectiveness of the Cystotron for advertising purposes and to promote recognition and acceptance in the medical community.

         BIDDS Glove. This diagnostic tool is a modified surgical grade latex glove on which is imprinted specialized electronic circuitry. The BIDDS Glove is intended to be utilized in connection with certain of Biosonics' therapeutic devices as a means of delivering or receiving electrical energy to or from the patient. The market for the BIDDS Glove is, therefore, largely co-extensive with the markets for the Company's other products. Biosonics was issued a United States patent (U.S. Patent No. 4,510,939) covering a prototype version of the BIDDS Glove on April 16, 1985 and was issued a United States patent (U.S. Patent No. 4765343) covering the current version of the BIDDS Glove on August 23, 1988. The modified version is referred to as the BIDDS Glove II. Although several foreign patents in favor of the BIDDS Glove were issued, Biosonics has allowed them to lapse due to lack of funds.

Subject to the availability of funding, the company intends to market the BIDDS Glove as a diagnostic tool for the physicians use in testing the patients. This test is designed to help the physician determine whether the patient has the ability to respond positively to the Company's therapeutic devices, such as the Cystotron, Anotron and MEGS. The Company also intends to use the BIDDS Glove in the studies outlined above regarding the Cystotron and Anotron Systems.

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

         Nasotron. The Nasotron(TM) is a self-contained non-surgical device intended to clear obstructed nasal-sinus passages, thereby countering pollen responses and other allergies and postnasal problems without the use of drugs. Biosonics has received United States Patent No. 4,590,942 with respect to the Nasotron. Although several foreign patents were obtained, these patents have lapsed due to lack of funds. Subject to the availability of additional funding, Biosonics plans to commence dosage studies for the Nasotron on patients to determine the optimal intensity and duration of the electronic impulse. After completion of the dosage study, assuming funds are available, it is intended that a double blind clinical study performed under protocols acceptable to the FDA be conducted and submitted to the FDA for approval prior to the commercial sale of the Nasotron.

         Other Devices. In addition to the products outlined above, Biosonics has begun development or may in the future begin the development of other medical devices. Additional funds will be required to further the development, patent and submission for FDA approval of these devices. Biosonics is developing the Vagitron(TM), which is a device designed to stimulate vaginal secretions in women with vaginal secretory deficiencies and to aid normal sexual function. The Immunotron(TM) is a device designed to influence the cerebral nervous system to activate the body's immune system. Other devices in development stages are intended to reduce cancerous cells in certain tumors in conjunction with chemotherapy and a device intended to accelerate wound healing by stimulating cell migration.

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

Governmental Regulation

Biosonics' products are subject to extensive government regulation in the United States and in other countries. In order to test, produce and market products for use in the treatment of humans, Biosonics must first comply with mandatory procedures and safety standards established by the U.S. Food and Drug Administration (the "FDA") and comparable state and foreign regulatory agencies. The Food, Drug and Cosmetic Act (the "FDC Act") requires premarket clearance or premarket approval by the FDA prior to commercialization of medical devices. Pursuant to the FDC Act, the FDA regulates the manufacture, distribution and production of medical devices in the United States.

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

A PMA must be filed if the proposed device does not satisfy the foregoing conditions relating to the 510(k) procedure. The PMA procedure is more complex, time-consuming and costly than the 510(k) procedure. In general, the PMA procedure requires extensive clinical testing to determine the safety, efficacy and potential hazards of the medical device. In order to obtain permission to conduct human clinical studies under the PMA procedure, the manufacturer is required to obtain an Investigational Device Exemption ("IDE") from the FDA. If the IDE application is approved, human clinical trials may begin at a specific number of investigational sites with a minimum specific number of patients, as approved by the FDA. The clinical trials must be conducted under the auspices of an independent Institutional Review Board ("IRB") established pursuant to FDA regulations. Upon the completion of all required testing under the IDE, substantial proof of safety and efficacy must be submitted to the FDA before the final PMA will be granted. The PMA process can be expensive, uncertain and lengthy, frequently requiring from one to several years from the date the PMA is accepted by the FDA. If granted, the PMA approval may include significant limitations on the indicated uses for which a product may be marketed and may require inspection of the manufacturing facility to ensure compliance with the FDA's requirements.

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

Biosonics is also required to register with the FDA as a device manufacturer. In addition, the Company is required to comply with the FDA's Good Manufacturing Practices regulations. The FDA has authority to conduct detailed inspections of manufacturing plants, to establish "good manufacturing practices" which must be followed in the manufacture of medical devices, to require periodic reporting of product defects to the FDA, to take regulatory actions against devices that are adulterated and/or misbranded, and to pursue actions in federal court against companies or individuals that violate the FDC Act. The medical device reporting regulations require the Company to provide information to the FDA whenever there is evidence to reasonably suggest that one of its devices may have caused to contributed to death or serious injury, or that there has occurred a malfunction that would be likely to cause or contribute to death or serious injury if the malfunction were to recur.

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

Third Party Reimbursement

The Company believes that the overall escalating cost of medical products and services has led and will continue to lead to increased pressures upon the health care industry to reduce the cost of certain products and services, which may include those of the Company. These cost pressures are leading to increased emphasis on the price and cost-effectiveness of any treatment regimen and medical device. In addition, third party payors, such as governmental programs, private insurance plans and managed care plans that are billed by hospitals for such health care services, are increasingly negotiating the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payor, was experimental or was used for an unapproved indication. Although approximately 35 private insurance carriers have reimbursed Biosonics for the use of the Salitron system and Medicaid reimbursement approval has been obtained in four states, there is uncertainty as to whether third party payors will approve or continue to reimburse Biosonics for the devices and whether reimbursement, if approved or continued, will be sufficient for purchasers of the Company's products. On May 23, 1994, a proposed notice was published in the Federal Register by the Federal Health Care Financing Administration ("HCFA") that it intended to disapprove Biosonics' application for Medicare reimbursement for the Salitron System, although no final notice has yet been published. In 1996, Biosonics met with HCFA officials to urge a reevaluation of its intent to disapprove the Company's request for reimbursement approval. In February 1997, HCFA advised Biosonics that it had examined its previous position and concluded that absent additional information, Medicare reimbursement for the Salitron was not warranted under current law. As a result, the Company has engaged a Washington,

DC law firm to explore with HCFA the extent of additional information that HCFA will require in order to approve Medicare reimbursement for the Salitron System. HCFA has requested that the Company provide additional data to establish the clinical utility of electrostimulation to evaluate the long-term effectiveness of electrostimulation and to identify the types of patients who would benefit from the procedure. In late October 1997, the Company submitted additional data to HCFA and is currently waiting for a response from HCFA. Biosonics cannot predict the effect, if any, on the reimbursement from private insurance carriers and Medicaid in the event that HCFA does publish a final notice of non-coverage of the Salitron System for Medicare purposes, and there is a risk that some or all of the Medicaid reimbursement approvals that the Company has obtained would be discontinued in such event. Sales of the Company's devices may be adversely affected by the difficulty of purchasers' obtaining sufficient reimbursement from third party payors. There can be no assurance that the availability of third party reimbursements will continue and that changes in levels of such reimbursement will not adversely affect the profitability of the Company's products.

Competition.

Biosonics is unaware of any other company which is currently developing devices similar to the Salitron System, although there are other companies engaged in research and development using electro-therapeutic devices. The Company is aware of at least three companies that have developed products similar to the Company's products, including one company that has developed a product similar to the Cystotron Incontinence System. Biosonics is not aware of any device that would be in direct competition to the BIDDS Glove. Biosonics is not aware of any developed diagnostic tools that would be considered direct competition for the BIDDS Glove. It is possible that the Company's products could be rendered obsolete or uneconomical by technological advances by one or more of the Company's future competitors. There are other companies engaged in research and development in the medical field, many of which are well established and have greater financial and marketing resources then the Company. One or more companies might develop products that address the same or similar medical problems as those being developed by Biosonics, and be in the position to market them more successfully than Biosonics.

Employees

As of June 30, 1997, Biosonics had seven employees, of which five are full-time, consisting of the Chief Executive Officer, an operations manager, a products specialist, a registered nurse and a secretary and two who are part-time bookkeeping and clerical personnel. In September 1997, the Company added a product engineer to its staff, who was hired to develop a manufacturing plan for the Cystotron.

Product Liability and Insurance

Since Biosonics' devices are intended for use in the treatment of human diseases and conditions, Biosonics faces an inherent risk of exposure to product liability claims in the event that the use of its devices results in unanticipated personal injury. Although Biosonics carries products liability insurance, there can be no assurance that it will be able to maintain such insurance with the limits of liability necessary and at premiums that are acceptable to it, that such coverage will be available on commercially reasonable terms, if at all, or that liability will not exceed the insured amount. At the present time, the Company's products liability coverage is $1,000,000 per occurrence with a $5,000 deductible. If a substantial claim for damages were to arise at a time when Biosonics did not have adequate insurance or its coverage was insufficient to cover the claim, payment of such a claim would have a material adverse impact on the financial condition of Biosonics and on its ability to continue its business activities. In addition, the legal fees and related costs of defending or settling a products liability action and the negative publicity likely to arise therefrom would likely have a material adverse impact on Biosonics, even if it ultimately prevailed in any such action.

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

Although the Advisory Board did not formally meet in 1996, its members assisted the Company in 1996 in the form of interviews published in various magazine articles and broadcast radio shows regarding the Salitron System.

The names of the persons serving on the Advisory Board and their respective institutional affiliation or former affiliation or occupation are as follows:

              Name                         Institutional Affiliation or Occupation
---------------------------------          ---------------------------------------
Norman Talal, M.D.                         Retired, The University of Texas
Norman Gaylis, M.D.                        Rheumatologist, Private Practice
Jonathon Ferguson, M.D.                    Rheumatologist, Private Practice
Elaine Harris                              Founder, Sjogren's Syndrome Foundation
James Quinn, D.D.S.                        Retired, Louisiana State University, School of Dentistry

ITEM 2.           PROPERTIES OF THE COMPANY

Biosonics leases approximately 2,500 square feet of office space in Fort Washington, Pennsylvania pursuant to a lease that terminates in September 1998. Lease payments are currently $3,336 per month.

ITEM 3.           LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

                                            High Bid       Low Bid
                                            --------       -------
                  1996
                  ----
                  First Quarter              $  .08        $  .025
                  Second Quarter                .12           .055
                  Third Quarter                 .195          .065
                  Fourth Quarter                .12           .04

                  1995
                  ----

                  First Quarter                 .055          .01
                  Second Quarter                .065          .02
                  Third Quarter                 .05           .01
                  Fourth Quarter                .042          .01

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

ITEM 6.           SELECTED FINANCIAL DATA.

                                                                          Year Ended December 31
                                              -------------------------------------------------------------------------
Statement of Loss Data:                              1996           1995           1994            1993           1992
-----------------------                              ----           ----           ----            ----           ----
                                                (Restated)     (Restated)

Sales                                            $ 40,774       $ 62,506       $ 21,939        $ 30,578       $ 26,687
Cost of sales                                      30,208         41,980         17,817          45,461         30,432
                                                 ---------      ---------      ---------       ---------      ---------
Gross profit (loss)                              $ 10,566       $ 20,526       $  4,122        $(14,883)      $ (3,745)

Development stage expenses:
     Research and development costs              $ 21,500       $ 20,117       $  5,160        $  8,669       $  8,866
     Professional fees                            130,050         54,697         49,507         101,750         77,448
     Other development stage expenses             636,488        560,476        338,102         271,048        294,088
                                                 ---------      ---------      ---------       ---------      ---------
        Total development stage expenses         $788,038       $635,290       $426,713        $329,224       $404,624
     Less: Revenue from cost recovery program        -              -              -               -              -
                                                 ---------      ---------      ---------       ---------      ---------
     Net development stage expenses              $788,038       $635,290       $426,713        $329,224       $404,624

Other income
     Investment income                           $   -          $  5,279       $   -           $   -          $   -
     Miscellaneous income                              75           -              -               -              -
     Gain on sale of equipment                       -              -              -                 75          2,778
                                                 ---------      ---------      ---------       ---------      ---------
                                                 $     75       $  5,279       $  -            $     75       $  2,778
                                                 ---------      ---------      ---------       ---------      ---------
     Net loss                                   ($777,397)     ($609,485)     ($422,591)      ($344,107)     ($408,294)
     Loss per common share                          ($.00)         ($.00)         ($.00)          ($.00)         ($.00)

                                                                      As of December 31,
                                              -------------------------------------------------------------------------
Balance Sheet Data:                                  1996           1995           1994            1993           1992
-------------------                                  ----           ----           ----            ----           ----
Working Capital (Deficit)                     ($2,150,027)   ($2,709,883)   ($2,477,004)    ($2,059,248)   ($1,723,651)
Total Assets                                   $  174,187     $  133,650     $  119,445      $  125,009     $  160,803
Total Liabilities                              $2,300,776     $2,810,091     $2,574,151      $2,157,124     $1,848,811
Shareholders' Deficit                         ($2,126,589)   ($2,676,441)   ($2,454,706)    ($2,032,115)   ($1,688,008)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Liquidity and Capital Resources

Biosonics' primary sources of funds to date have been proceeds from the sale of its securities and investment income on such proceeds including loans and advances for securit purchases through offerings.

Recent Capital Transactions

In July 1996, the Company amended its Articles of Corporation pursuant to which the Company increased the authorized number of shares of Common Stock from 250,000,000 shares to 750,000,000 shares. On July 30, 1996, all stock that had been previously purchased but unissued due to the unavailability of shares of authorized Common Stock of the Company were issued. The total number of shares issued was 14,200,000 shares. In addition, all holders of Preferred Stock, including Series A, Series B and Series D, converted their shares of Preferred Stock into Common Stock of the Company pursuant to the formula set forth in their respective Preferred Stock Agreements. The Series D Preferred Stock terms were amended in May 1996 to increase the available Prefered Stock from 5,000 shares to 10,000 shares. The Series B Preferred Stock, terms were amended in April 1996 to allow the holders of Series B to convert their stock. The total number of shares of Common Stock issued as a result of the conversion of all the Preferred Stock was 28,725,000 shares, including 7,000,000 shares to IMRCH and 4,375,000 shares issued to Jack Paller pursuant to the conversion of their respective shares of Series B Preferred Stock.

In addition to the foregoing issuances and conversions, in July 1996 (i) the Company issued an aggregate of 300,000 Common Stock shares to the Salitron Advisory Board, and (ii) an aggregate of 280,000 shares of Common Stock were issued to three doctors for medical consulting services rendered. Also, an aggregate of 750,000 shares of Common Stock were issued in August and September 1996 to three outside consultants in connection with financial planning and consulting services provided tot he Company. In August 1996, IMRCH transferred 550,000 shares of the Company's Common Stock held by it to two outside consultants for certain advertising and public relations services.

The Company also issued 15,368,820 shares of Common Stock in August 1996 to approximately 25 individuals in conversion of loans. These loans were originally to IMRC, which then loaned the money to the Company to use for working capital. None of the individuals making the loans were officers, directors or affiliates of the Company. The terms of the loans allowed the loans to be converted into Common Stock of Biosonics, Inc. held by IMRCH. In consideration of the Company's assuming the obligations under the loans, including the obligation to issue stock upon conversion of the loans, IMRCH, transferred to the Company 15,368,820 shares of Biosonics Common Stock owned by IMRCH and canceled the indebtedness owed from the Company to IMRC. In recent years, IMRC has acted as the receiving and disbursing agent for all cash receipts and disbursements for the Company. The resulting receivable or payable is reflected in the Company's balance sheets and cash flow statements as advances to or from affiliates. The Company expects to continue this arrangement through at least early 1998.

The Company, as of December 31, 1996, owes an aggregate of $150,000 in interest bearing loans, $115,000 of which is payable to Jack Paller, and an aggregate of $138,000 in non-interest bearing loans. In 1989, Biosonics offered to its shareholders the right to subscribe for 11-1/2% convertible subordinated debentures, which offering was terminated by Biosonics prior to completion. The debentures were never issued and, due to a lack of funds, except for $4,000 which was reimbursed to investors in 1990, the proceeds raised were never returned to the investors. In 1990, Biosonics offered the investors the right to convert their debentures into Common Stock, and investors who purchased an aggregate of $16,000 of the debentures converted their debentures into 1,180,000 shares of Common Stock.

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

During the quarter ended March 31, 1997, Biosonics issued Common Stock shares as follows: (I) 310,000 shares at $.05 per share for payment of financial consulting services, (ii) 12,000 shares at $.05 per share for payments to Dr. Talal as final payment for his services on the Salitron Advisory Board, (iii) 10,000 shares at $.05 per share for interest payment on one loan established in 1991; and (iv) 5,000,000 shares at $.01 per share plus 1,000,000 shares at $.02 per share were issued to two investors, respectively, in exercise of stock options, for which the Company received promissory notes in the aggregate principal amount of the purchase price of $70,000 and for which such shares are being held as collateral. All shares issued and explained above are restricted and may not be sold except in accordance with the registration requirements under the Act or an exemption from such requirements such as Rule 144.

Plan of Operation for the Remainder of 1997 and 1998

Biosonics will require additional funds estimated to be approximately $3.0 million in the immediate future to continue its operations and implement current manufacturing and marketing plans as described below. Biosonics may receive a portion of such funds from sales of the Salitron System and the Cystotron Incontinence Control System. Biosonics is also considering obtaining funds through venture capital or other private or public financing, joint venture or merger transactions and research and development partnership financing. There is no assurance, however, that the Company will be successful in obtaining financing or terms favorable to the Company, or at all.

The Company has completed a tentative marketing plan for the Cystotron product. This plan includes matters relating to the manufacturing and sales of the devices as well as the production of a marketing study for the product. In connection with this tentative marketing plan, the Company has recently added an engineer to its staff to review and implement a manufacturing bid process for the product. It is intended that this engineer will also review the Company's other products. The Company is also planning to develop a strategy to market its products in the international market. For example, the Company is looking to hire a consultant to proceed with bringing the Salitron, Cystotron and Anotron devices to the international conferences in late 1997.

The bid process in connection with the manufacturing of the Cystotron product is expected to result in a bid being awarded in December 1997 or early in 1998. In connection with the Company's marketing efforts in connection with the Cystotron, the Company is planning to establish a medical board of advisors to perform a six-month study of the Cystotron product. Depending on the Company's ability to raise additional funds to commence and implement its marketing plan for the Cystotron product and the establishment of the market study and a sales team for the product, of which there can be no assurance, the Company anticipates that sales of the product will commence in the latter part of 1998.

Biosonics does not have any material commitments for capital expenditures, although management is considering making capital expenditures during 1997 and 1998 in connection with the manufacturing of the Cystotron System, if funds become available, as described above. The extent of the development or testing, if any, of Biosonics' other devices will depend on the availability of funds, and there is no assurance that development or testing of the devices will occur or be successful.

Results of Operations

Biosonics' net development stage expenses increased, $152,748 or 24%, in 1996 as compared to 1995 primarily due to arrangements with consultants for the Company in the areas of public relations and as medical advisors, and one-time expenses incurred in connection with the Company's special shareholders meeting. Professional fees were increased due to the special shareholders meeting, and a retainer was paid to the new attorneys hired as counsel to the Company with respect to securities-related issues.

Product sales decreased to $40,774 in 1996 as compared to $62,506 in 1995 as a result of the discontinuance of the marketing program of the Salitron system due to lack of funds.

The lack of investment income during 1996 and 1994 reflects the absence of funds available for investment, and the increase in 1995 as compared to 1996 and 1994 was due to Biosonics' private offering of its Preferred Stock in 1995. During 1996 and 1995, Biosonics concentrated its efforts and resources on obtaining Medicare approval of the Salitron System, which was not obtained.

Biosonics' professional fees consist primarily of legal, accounting and consulting fees. Other development stage expenses include primarily salaries, rent, supplies, transfer agent fees, manufacturing, marketing, public relations and travel expenses.

Net development-stage expenses for the six and three months ended June 30, 1997 of $420,133 and $219,825, respectively, were higher than those for the comparable periods of 1996 of $257,728 and $140879, respectively, due to funds spent on consulting services, expenses relating to Biosonics' participation in the Medical Device Industry conference, expenses in connection with the preparation of Cystotron devices and consulting fees paid to the engineer hired to prepare Biosonics for manufacturing the Cystotron devices. Other development stage expenses include primarily salaries, rent, supplies, transfer agent fees, manufacturing, marketing, public relations and travel expenses.

The Company's professional fees for the six and three months ended June 30, 1997 of $132,588 and $77,448, respectively, were higher than the professional fees of $37,000 and $18,044, respectively, for the same periods of 1996 due to legal, accounting and $60,000 of consulting expenses incurred in connection with the Company's efforts to enhance its processes in connection with its reporting and registration matters under federal securities laws and its application for Medicare reimbursement with HCFA. The Company's sales for the six and three months ended June 30, 1997 were $13,550 and $7,925, respectively, as compared to $29,125 and $11,609, respectively, for the same periods on 1996. The decrease in sales resulted primarily from not having available funds to continue the marketing program for its Salitron System.

Jack Paller, President and CEO of the Company, has loaned money to fund certain of the Company's operations from time to time. The principal amount of a secured note payable to Mr. Paller is currently $90,000 bearing interest at the prime rate plus 1.5% per annum. This note is secured by the Company's assets, including, but not limited to, the Company's patents. See "Certain Transactions." Also, other vendors of the Company have recorded judgements or liens against the Company in the aggregate amount of $257,526, which filings the Company believes have lapsed.

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

Jack Paller, age 69, is currently the sole officer and director of the company. Mr. Paller has been Treasurer and a director of the Company since its inception in 1980. In January 1987, he became Chairman and Chief Executive Officer of Biosonics. He also served as President of the Company from its inception until January 1987, from October 1987 to December 1987 and since May 1990 to the present. Currently, Mr. Paller also serves as President and a director of IMRCH and serves as President, Treasurer and director of IMRC, the sole shareholder of IMRCH.

Directors of Biosonics hold office for the ensuing year and until their respective successors have been duly elected and qualified.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 requires Biosonics' officers and directors, and persons who own more than ten percent (10%) of Biosonics' Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required to furnish Biosonics with copies of all Section 16(a) forms they file.

Biosonics notes that IMRC Holdings, Inc. may have been required to file, and has not filed, Forms 4 reporting certain of the transactions in Biosonics' Common Stock. In addition, Mr. Paller did not file Forms 4 or 5 reflecting gifts aggregating approximately 3,800,000 of shares of Biosonics Common Stock during 1992 and 1993.

ITEM 11.          EXECUTIVE COMPENSATION.


                                                            Summary Compensation Table
                                                                Annual Compensation
                                                     ------------------------------------------
         Name &                                                         Salary          Bonus
         Principal Position                          Year                 $               $
         ------------------                          ----              ---------        -----

         Jack Paller,                                1996              103,000(1)         --
         Chairman, President,                        1995              103,000(1)         --
         Treasurer and Secretary                     1994              103,000(1)         --

----------

         (1) Mr. Paller, the Company's sole director and executive officer, has deferred the receipt of his salary every year from the year ended December 31, 1990 through December 31, 1996, and Mr. Paller did not receive or defer any other benefits or compensation for serving as an executive officer of Biosonics during those years. Such salary deferrals are included in the Company's current debt as accrued payroll, and Mr. Paller and the Company have orally agreed that Mr. Paller's deferred salary will not be paid until the Company has sufficient available resources and the payment of any such deferred salary will not disrupt or jeopardize the Company's cash flow. In his capacity as an executive officer of IMRC, Mr. Paller deferred his salary from IMRC for the years ended December 31, 1989 through 1996, including $42,000 of deferred salary per year for the years ended December 31, 1994, 1995 and 1996.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

The following table lists the number of shares of Biosonics' Common Stock beneficially owned by all persons known to Biosonics to be beneficial owners of more than 5% of Biosonics' Common Stock and by the sole director and officer of Biosonics and the percentage of all outstanding shares held by such person:

         Name of Beneficial Owner                     No. of Shares            Percentage
         ------------------------                     -------------            ----------

         Jack Paller                                      11,467,300              4.0%
         260 New York Drive
         Fort Washington, Pennsylvania 19034

         IMRC Holdings, Inc.(1)                          110,138,930             38.26%
         106 Quigley Boulevard
         New Castle, Delaware 19720

----------------------------------------
         (1) IMRC Holdings, Inc. is a wholly owned subsidiary of IMRC. As of June 30, 1997 Jack Paller owned 40.2% of the outstanding shares of IMRC.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

All of the shares of common stock of Biosonics owned by IMRCH and Jack Paller are subject to a securities restriction agreement which prevents any sales by them of the Common Stock of Biosonics at less than $.05 per share.

During 1989, Mr. Paller and his late spouse loaned $250,000 to Biosonics at an interest rate of 1.5% over the prime rate charged by CoreStates Bank, not to exceed an annual rate of 18%. The loan is payable on demand and is secured by all of Biosonics' assets. During 1989, 1,250 shares of Biosonics' Series B Preferred Stock were issued to Mr. Paller and his spouse in satisfaction of the principal amount of $125,000 of their loan. During 1991, Mr. Paller loaned Biosonics an additional $10,000. The highest principal amount outstanding under these loans during 1996 was $135,000. Mr. Paller has also loaned $11,000 to IMRC. During 1996, Mr. Paller converted his shares of Series B Preferred Stock to Biosonics Common Stock, and loan payments were made to Mr. Paller which reduced the total outstanding principal balance to $115,000. This note is secured by the Company's assets, including, but not limited to, the Company's patents.

The Company also issued 15,368,820 shares of Common Stock to approximately 25 individuals in conversion of loans during 1996. These loans were originally obligations of IMRC, which then loaned the money to the Company to use for working capital. None of the individuals making the loans were officers, directors or affiliates of the Company. The terms of the loans allowed the loans to be converted into Common Stock of Biosonics held by IMRCH. In consideration of the Company's assuming the obligations under the loans, including the obligation to issue stock upon conversion of the loans, IMRCH, transferred to the Company 15,368,820 shares of Biosonics Common Stock owned by IMRCH and canceled the indebtedness from the Company to IMRC. In recent years, IMRC has acted as the receiving and disbursement agent for all cash receipts and disbursements for the Company. The resulting receivable or payable, as the case may be, is reflected in the Company's balance sheets and cash flow statements as advance to or from affiliates. The Company expects to continue this arrangement through at least early 1998.

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

------------------------
*      Incorporated by reference.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BIOSONICS, INC.


                               By:            /s/Jack Paller
                                  -----------------------------------------
                                    Jack Paller, President, Chairman & CEO

Date:     November 21, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                               By:            /s/Jack Paller
                                  --------------------------------------------
                                   Jack Paller, President, Chairman (Principal
                                   Executive Officer), Treasurer (Principal
                                   Financial Officer and Principal Accounting
                                   Officer) and Director

Date:     November 21, 1997

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

  Notes to Financial Statements                                                     F-16 through F-31

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

      Also, in our opinion, the amounts shown in the statements of operations and cash flows under the caption "Period from November 13, 1980 (Inception) to December 31, 1996" have been properly compiled from financial statements which were audited by us for each of the years ended December 31, 1986 through December 31, 1996 and from the financial statements for the period from November 13, 1980 (Inception) to December 31, 1985 which were audited by other auditors whose reports dated February 4, 1982 and March 14, 1986 expressed an unqualified opinion and a qualified opinion, respectively, on those financial statements.




Philadelphia, Pennsylvania
February 21, 1997
(except for Notes 3 and 10, as to which
 the date is July 18, 1997)

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                            BALANCE SHEETS (RESTATED)
                           December 31, 1996 and 1995

                                     ASSETS

                                          1996        1995
                                        --------    --------
Current assets
  Cash                                  $    260    $    260
  Accounts receivable (net of
   allowance for doubtful
   accounts of $2,000 in 1996
   and $6,000 in 1995)                     8,196      21,013
  Inventories                             64,271      70,084
  Advances to affiliate                   77,997
  Prepaid expenses and other
   current assets                             25       8,851
                                        --------    --------

       Total current assets              150,749     100,208








Equipment, furniture and leaseholds,
  net of accumulated depreciation
  and amortization                        15,007      25,011








Deposits                                   8,431       8,431
                                        --------    --------










       Total assets                     $174,187    $133,650
                                        ========    ========

The accompanying notes are an integral part of these financial statements.

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

                                                1996             1995
                                            ------------     ------------
Current liabilities
  Notes payable
   Officer and affiliate                    $    115,000     $    532,444
   Other                                         173,000          128,000
  Accrued payroll, officer                       669,500          566,500
  Accrued interest
   Officer and affiliate                          55,905          103,606
   Other                                         173,131          147,838
  Accounts payable and other
   accrued expenses                              824,790          849,132
  Advances from affiliates                        62,450           24,571
  Payments received for unissued
   debentures                                    187,000          187,000
  Payments received for unissued
   securities                                     40,000          271,000
                                            ------------     ------------

       Total current liabilities               2,300,776        2,810,091
                                            ------------     ------------

Commitments and contingencies (Note 12)

Shareholders' deficiency
  Preferred stock - authorized
   10,000,000 shares (inclusive
   of Series A, B, C and D) at
   $1 par value
  Series A, authorized 1,000 shares,
   issued and outstanding 1,000 shares
   in 1995                                                          1,000
  Series B, authorized 10,000 shares,
   issued and outstanding 3,250
   shares in 1995                                                   3,250
  Series D, authorized 10,000 shares
   in 1996, 5,000 shares in 1995, issued
   and outstanding 3,000 shares in 1995                             3,000
  Common stock - $.0001 par value;
   authorized 750,000,000 shares in
   1996, 250,000,000 shares in 1995,
   issued and outstanding 287,863,936
   shares in 1996, 243,333,936 shares
   in 1995                                        28,787           24,333
  Capital in excess of par value              11,763,002       10,432,957
  Deficit accumulated during
   development stage                         (13,918,378)     (13,140,981)
                                            ------------     ------------

       Shareholders' deficiency               (2,126,589)      (2,676,441)
                                            ------------     ------------

       Total liabilities and
        shareholders' deficiency            $    174,187     $    133,650
                                            ============     ============

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                       STATEMENTS OF OPERATIONS (RESTATED)

                                                                                 Period from
                                                                                 November 13,
                                                                                     1980
                                                                                 (Inception)
                                 Year Ended December 31,                              to
                          -------------------------------------                  December 31,
                            1996          1995          1994                         1996
                          ---------     ---------     ---------                  ------------
Sales                     $  40,774     $  62,506     $  21,939                  $    837,377

Cost of sales                30,208        41,980        17,817                       544,985
                          ---------     ---------     ---------                  ------------

Gross profit                 10,566        20,526         4,122                       292,392
                          ---------     ---------     ---------                  ------------

Development stage
 expenses
  Research and
   development costs         21,500        20,117         5,160                     4,166,053

  Professional fees         130,050        54,697        83,451                     2,752,487

  Other development
   stage expenses           636,488       560,476       338,102                     8,165,558
                          ---------     ---------     ---------                  ------------

    Total development
     stage expenses         788,038       635,290       426,713                    15,084,098

Less - Revenue from
 cost recovery program                                                                118,082
                          ---------     ---------     ---------                  ------------

Net development
 stage expenses             788,038       635,290       426,713                    14,966,016
                          ---------     ---------     ---------                  ------------

Other income
  Investment and
   other income                  75         5,279                                     727,626
  Management fees                                                                      20,000
  Gain on sale of
   equipment                                                                            7,620
                          ---------     ---------     ---------                  ------------

                                 75         5,279                                     755,246
                          ---------     ---------     ---------                  ------------

Net loss                  ($777,397)    ($609,485)    ($422,591)                 ($13,918,378)
                          =========     =========     =========                  ============

Loss per common
 share                    ($    .00)    ($    .00)    ($    .00)                 ($       .06)
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

                                          Common Stock
                                    ------------------------
                                        Shares       Amount
                                    ------------    --------
Capital subscriptions received
Net loss for the period from
 November 13, 1980 (Inception) to
 December 31, 1980

Balance, December 31, 1980

Common stock issued January 1981
 ($.0001 per share)                  125,010,000    $12,501
Common stock issued January 1981
 ($.0001 per share)                   24,990,000      2,499
Common stock issued January 1981
 ($.025 per share)                     4,400,000        440
Common stock issued January 1981
 ($.025 per share)                       200,000         20
Common stock issued March 1981
 ($.025 per share)                       200,000         20
Common stock issued October 1981
 ($.05 per share)                     20,000,000      2,000
Offering expenses
Warrants to purchase 1,000,000
 shares of common stock at $.06
 per share issued October 1981
 ($.0001 per share)
Net loss for the year ended
 December 31, 1981
                                     -----------    -------
Balance, December 31, 1981           174,800,000     17,480

Common stock issued November 1982
 ($.40 per share)                         20,000          2
Common stock issued November 1982
 ($.20 per share)                         97,500         10
Common stock issued pursuant to
 exercise of warrants December
 1982 ($.06 per share)                 1,000,000        100
Adjustment of offering expenses
Net loss for the year ended
 December 31, 1982
                                     -----------    -------
Balance, December 31, 1982           175,917,500     17,592

Preferred Stock
Series A, B and D                                     Deficit            Shareholders'
-----------------        Capital in Excess       Accumulated During         Equity
Shares    Amount           of Par Value          Development Stage       (Deficiency)
------    ------         -----------------       ------------------      -------------
                            $   65,000                                    $   65,000


                                                   ($       50)                  (50)
                            ----------              ----------            ----------

                                65,000                     (50)               64,950


                                                                              12,501 (1)

                                     1                                         2,500 (3)

                                44,560                                        45,000 (3)

                                 4,980                                         5,000 (2)

                                 4,980                                         5,000 (2)

                               998,000                                     1,000,000 (3)
                              (277,766)                                     (277,766)



                                   100                                           100

                                                      (150,446)             (150,446)
                            ----------              ----------            ----------

                               839,855                (150,496)              706,839


                                 7,998                                         8,000 (2)

                                19,490                                        19,500 (2)


                                59,900                                        60,000 (3)
                                 1,500                                         1,500

                                                      (428,634)             (428,634)
                            ----------              ----------            ----------

                               928,743                (579,130)              367,205

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                     STATEMENTS OF CHANGES IN SHAREHOLDERS'
                    EQUITY (DEFICIENCY)(RESTATED)(Continued)
         Period from November 13, 1980 (Inception) to December 31, 1996

                                             Common Stock
                                        ---------------------
                                           Shares      Amount
                                        -----------    ------
Balance forward at December 31, 1982    175,917,500    17,592

Common stock issued January 1983
 ($.20 per share)                            22,500         2
Common stock issued March 1983
 ($.020 per share)                           30,000         3
Common stock issued pursuant to
 exercise of stock options April
 1983 ($.235 to $.305 per share)            100,000        10
Common stock issued June 1983
 ($.50 per share)                            20,000         2
Common stock issued November 1983
 ($.50 per share)                         6,500,000       650
Offering expenses
Common stock issued December 1983
 ($.50 per share)                           800,000        80
Net loss for the year ended
 December 31, 1983
                                        -----------    ------

Balance, December 31, 1983              183,390,000    18,339

Common stock issued pursuant to
 exercise of Series A warrants
 March 1984 to December 1984 ($.50
 per share)                                   5,948         1
Common stock issued pursuant to
 exercise of Series B warrants
 March 1984 to October 1984 ($1.00
 per share)                                     390
Common stock issued May 1984 to
 December 1984 ($.25 per share)              76,500         8
Common stock issued May 1984 and
 September 1984 ($.375 per share)             3,000
Common stock issued December 1984
 ($.20 per share)                           350,000        35
Adjustment of offering expenses
Net loss for the year ended
 December 31, 1984
                                        -----------    ------

Balance, December 31, 1984              183,825,838    18,383

Preferred Stock
Series A, B and D                                     Deficit              Shareholders'
-----------------        Capital in Excess       Accumulated During           Equity
Shares    Amount           of Par Value          Development Stage         (Deficiency)
------    ------         -----------------       ------------------        -------------
                               928,743                 (579,130)                367,205


                                 4,498                                           4,500 (2)

                                 5,997                                           6,000 (2)


                                28,740                                          28,750 (4)

                                 9,998                                          10,000 (2)

                             3,249,350                                       3,250,000 (3)
                               (94,685)                                        (94,685)

                               399,920                                         400,000 (3)

                                                      (702,429)               (702,429)
                            ----------              ----------              ----------

                             4,532,561              (1,281,559)              3,269,341




                                2,973                                            2,974 (3)



                                  390                                              390 (3)

                               19,117                                           19,125 (2)

                                1,125                                            1,125 (2)

                               69,965                                           70,000 (2)
                               (8,129)                                          (8,129)

                                                    (1,071,417)             (1,071,417)
                           ----------               ----------              ----------

                            4,618,002               (2,352,976)              2,283,409

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                     STATEMENTS OF CHANGES IN SHAREHOLDERS'
                    EQUITY (DEFICIENCY)(RESTATED)(Continued)
         Period from November 13, 1980 (Inception) to December 31, 1996

                                                 Common Stock
                                            ---------------------
                                              Shares       Amount
                                            -----------    ------
Balance forward at December 31, 1984        183,825,838    18,383

Common stock issued January 1985 to
 October 1985 ($.28 per share)                   26,500         3
Common stock issued March 1985 ($.34
 per share)                                       5,000
Common stock issued March 1985 ($.25
 per share)                                      20,000         2
Common stock issued pursuant to exercise
 of Series A ($.50 per share) and
 Series B ($1.00 per share) warrants                550
Common stock issued August 1985
 ($.375 per share)                                2,000
Common stock issued November 1985
 ($.156 per share)                                7,500         1
Net loss for the year ended
 December 31, 1985
                                            -----------    ------

Balance, December 31, 1985                  183,887,388    18,389

Common stock issued January 1986 to
 October 1986 ($.19 per share)                   85,000         8
Common stock issued February 1986
 ($.28 per share)                                11,650         1
Common stock issued March 1986 ($.22
 per share)                                     100,000        10
Common stock issued March 1986 ($.18
 per share)                                  10,665,000     1,067
Offering expense
Common stock issued April 1986 to
 September 1986 ($.16 per share)                202,000        20
Common stock issued November 1986 and
 December 1986 ($.31 per share)                  70,000         7
Common stock issued pursuant to
 exercise of Series A ($.50 per
 share) and Series B ($1.00 per
 share) warrants                                  6,882         1
Common stock issued pursuant to
 exercise of Series A and Series B
 ($.20 per share) warrants                      134,855        13
Net loss for the year ended
 December 31, 1986
                                            -----------    ------

Balance, December 31, 1986                  195,162,775    19,516

Preferred Stock
Series A, B and D                                      Deficit             Shareholders'
-----------------         Capital in Excess       Accumulated During          Equity
Shares    Amount            of Par Value          Development Stage        (Deficiency)
------    ------          -----------------       ------------------       -------------
                             4,618,002               (2,352,976)             2,283,409


                                 7,450                                           7,453 (2)

                                 1,719                                           1,719 (2)

                                 4,998                                           5,000 (2)


                                   300                                             300 (3)

                                   750                                             750 (2)

                                 1,171                                           1,172

                                                     (1,649,361)            (1,649,361)
                            ----------               ----------             ----------

                             4,634,390               (4,002,337)               650,442


                                 15,929                                         15,937 (2)

                                  3,244                                          3,245 (2)

                                 21,865                                         21,875 (2)

                              1,928,670                                      1,929,737 (5)
                                (94,415)                                       (94,415)

                                 31,542                                         31,562 (2)

                                 21,868                                         21,875 (2)



                                  3,472                                          3,473 (3)


                                 26,958                                         26,971 (3)

                                                     (1,790,003)            (1,790,003)
                             ----------              ----------             ----------

                              6,593,523              (5,792,340)               820,699

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                     STATEMENTS OF CHANGES IN SHAREHOLDERS'
                    EQUITY (DEFICIENCY)(RESTATED)(Continued)
         Period from November 13, 1980 (Inception) to December 31, 1996

                                              Common Stock
                                         ---------------------
                                            Shares      Amount
                                         -----------    ------
Balance forward at December 31, 1986     195,162,775    19,516

Common stock issued January 1987
 ($.33 per share)                            263,430        26
Common stock issued May and June 1987
 ($.25 per share)                            145,500        14
Common stock issued July 1987
 ($.14 per share)                              7,000         1
Common stock issued August 1987
 ($.24 per share)                             67,180         7
Common stock issued October 1987
 ($.31 per share)                             15,000         2
Common stock issued October 1987
 ($.20 per share)                            240,000        24
Common stock issued December 1987
 ($.22 per share)                            100,000        10
Common stock issued pursuant to
 exercise of Series A and Series B
 warrants ($.20 per share)                 7,613,551       761
Net loss for the year ended
 December 31, 1987
                                         -----------    ------

Balance, December 31, 1987               203,614,436    20,361

Common stock issued January 1988
 ($.25 per share)                            125,000        12
Common stock issued January 1988
 ($.22 per share)                              2,500         1
Common stock issued March 1988
 ($.20 per share)                             10,000         1
Common stock issued March 1988
 ($.25 per share)                            100,000        10
Common stock issued June 1988
 ($.20 per share)                          4,227,000       423
Common stock issued September 1988
 ($.16 per share)                             25,000         2
Common stock issued December 1988
 ($.01 per share)                             11,000         1
Preferred stock-Series A issued
 December 1988 ($100.00 per share)
Net loss for the year ended
 December 31, 1988
                                         -----------    ------

Balance, December 31, 1988               208,114,936    20,811

Preferred Stock
Series A, B and D                                     Deficit              Shareholders'
-----------------         Capital in Excess      Accumulated During           Equity
Shares    Amount            of Par Value         Development Stage         (Deficiency)
------    ------          -----------------      ------------------        ------------
                              6,593,523              (5,792,340)               820,699


                                 87,657                                         87,683 (4)

                                 36,723                                         36,737 (4)

                                    999                                          1,000 (3)

                                 16,163                                         16,170 (4)

                                  4,686                                          4,688 (4)

                                 47,976                                         48,000 (3)

                                 21,865                                         21,875 (4)


                              1,521,949                                      1,522,710 (3)

                                                     (1,655,959)            (1,655,959)
                            -----------             -----------             ----------

                              8,331,541              (7,448,299)               903,603


                                 31,238                                         31,250 (2)

                                    546                                            547 (2)

                                  1,999                                          2,000 (3)

                                 24,990                                         25,000 (3)

                                844,977                                        845,400 (3)

                                  3,904                                          3,906 (2)

                                    142                                            143 (2)

1,000   $1,000                   99,000                                        100,000 (3)

                                                     (1,372,913)            (1,372,913)
-----   ------              -----------             -----------             ----------

1,000    1,000                9,338,337              (8,821,212)               538,936

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                     STATEMENTS OF CHANGES IN SHAREHOLDERS'
                    EQUITY (DEFICIENCY)(RESTATED)(Continued)
         Period from November 13, 1980 (Inception) to December 31, 1996

                                            Common Stock
                                      ---------------------
                                         Shares      Amount
                                      -----------    ------
Balance forward December 31, 1988     208,114,936    20,811

Common stock issued March 1989 and
 May 1989 ($.08 per share)                500,000        50
Common stock issued May 1989 ($.09
 per share)                                 3,000
Preferred stock-Series B issued
 June 1989 and September 1989
 ($100.00 per share)
Net loss for the year ended
 December 31, 1989
                                      -----------    ------

Balance, December 31, 1989            208,617,936    20,861

Common stock issued January 1990
 ($.01 per share)                          25,000         3
Common stock issued July 1990
 ($.01 per share)                      20,311,000     2,031
Common stock issued December 1990
 ($.01 per share)                      10,500,000     1,050
Net loss for the year ended
 December 31, 1990
                                      -----------    ------

Balance, December 31, 1990            239,453,936    23,945

Common stock issued January 1991
 ($.01 per share)                       1,200,000       120
Common stock issued January 1991
 ($.0625 per share)                        48,000         5
Common stock issued April 1991
 ($.01 per share)                       1,500,000       150
Common stock issued April 1991
 ($.01 per share)                         600,000        60
Common stock issued April 1991
 ($.0625 per share)                        32,000         3
Common stock issued June 1991
 ($.01 per share)                         500,000        50
Net loss for the year ended
 December 31, 1991
                                      -----------    ------

Balance, December 31, 1991            243,333,936    24,333

Net loss for the year ended
 December 31, 1992
                                      -----------    ------

Balance, December 31, 1992            243,333,936    24,333

Preferred Stock
Series A, B and D                                       Deficit              Shareholders'
-----------------           Capital in Excess      Accumulated During           Equity
Shares    Amount              of Par Value         Development Stage         (Deficiency)
------    ------            -----------------      ------------------        ------------
1,000    1,000                  9,338,337              (8,821,212)               538,936


                                   39,950                                         40,000 (3)

                                      281                                            281 (2)


3,250    3,250                    321,750                                        325,000 (6)

                                                       (1,116,882)            (1,116,882)
-----   ------                -----------             -----------             ----------

4,250    4,250                  9,700,318              (9,938,094)              (212,665)


                                      247                                            250 (2)

                                  201,080                                        203,111 (3)

                                  103,950                                        105,000 (3)

                                                       (1,046,939)            (1,046,939)
-----   ------                -----------             -----------             ----------

4,250    4,250                 10,005,595             (10,985,033)              (951,243)


                                   11,880                                         12,000 (4)

                                    2,995                                          3,000 (7)

                                   14,850                                         15,000 (4)

                                    5,940                                          6,000 (7)

                                    1,997                                          2,000 (7)

                                    4,950                                          5,000 (7)

                                                         (371,471)              (371,471)
-----     ------              -----------             -----------             ----------

4,250      4,250               10,048,207             (11,356,504)            (1,279,714)


                                                         (408,294)              (408,294)
-----     ------              -----------             -----------             ----------

4,250      4,250               10,048,207             (11,764,798)            (1,688,008)

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                     STATEMENTS OF CHANGES IN SHAREHOLDERS'
                    EQUITY (DEFICIENCY)(RESTATED)(Continued)
         Period from November 13, 1980 (Inception) to December 31, 1996

                                                Common Stock
                                          -----------------------
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

Stock options granted January
 and February 1996

Preferred stock-Series D issued
 January 1996 to July 1996

Common stock issued pursuant to
 the conversion of preferred
 stock, July 1996 Series A ($.08
 per share), Series B ($.0286 per
 share) and Series D ($.05 per share)      28,725,000       2,873

Common stock contributed to the
 Company by IMRCH August 1996             (15,368,820)     (1,537)

Common stock issued July 1996
 ($.01 per share)                           1,300,000         130

Common stock issued July 1996
 ($.02 per share)                          12,900,000       1,290

 Preferred Stock
 Series A, B and D                                         Deficit              Shareholders'
------------------          Capital in Excess         Accumulated During           Equity
 Shares    Amount             of Par Value            Development Stage         (Deficiency)
 ------    ------           -----------------         ------------------        ------------
  4,250    4,250               10,048,207                (11,764,798)            (1,688,008)



                                                            (344,107)              (344,107)
  -----   ------              -----------                -----------             ----------

  4,250    4,250               10,048,207                (12,108,905)            (2,032,115)


                                                            (422,591)              (422,591)
  -----   ------              -----------                -----------             ----------

  4,250    4,250               10,048,207                (12,531,496)            (2,454,706)


                                   87,750                                            87,750



  3,000    3,000                  297,000                                           300,000 (3)


                                                            (609,485)              (609,485)
  -----   ------              -----------                -----------             ----------

  7,250    7,250               10,432,957                (13,140,981)            (2,676,441)


                                   75,530                                            75,530


  5,050    5,050                  499,950                                           505,000 (3)





(12,300) (12,300)                   9,427                                              -0-


                                    1,537                                              -0-  (11)


                                   12,870                                            13,000 (3)


                                  256,710                                           258,000 (3)

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                     STATEMENTS OF CHANGES IN SHAREHOLDERS'
                    EQUITY (DEFICIENCY)(RESTATED)(Continued)
         Period from November 13, 1980 (Inception) to December 31, 1996

                                             Common Stock
                                        ----------------------
                                          Shares        Amount
                                        ----------      ------
Common stock issued August 1996
 ($.02 per share)                       11,150,000      1,115

Common stock issued August 1996
 ($.0238 per share)                        420,000         42

Common stock issued August 1996
 ($.0258 per share)                        350,000         35

Common stock issued July 1996
 ($.03 per share)                          300,000         30

Common stock issued August 1996
 ($.035 per share)                         428,600         43

Common stock issued August 1996
 ($.0345 per share)                      1,695,000        170

Common stock issued August 1996
 ($.04 per share)                          250,000         25

Common stock issued November 1996
 ($.04 per share)                           75,000          7

Common stock issued July 1996
 ($.05 per share)                          280,000         28

Common stock issued August 1996
 ($.05 per share)                        1,075,220        108

Common stock issued November 1996
 ($.05 per share)                          200,000         20

Common stock issued September 1996
 ($.065 per share)                         100,000         10

Common stock issued July 1996
 ($.08 per share)                          400,000         40

Common stock issued September 1996
 ($.085 per share)                         250,000         25

Net loss for the year
 ended December 31, 1996
                                       -----------    -------

                                       287,863,936    $28,787
                                       ===========    =======

Preferred Stock
Series A, B and D             Deficit              Shareholders'
-----------------        Capital in Excess       Accumulated During              Equity
Shares     Amount          of Par Value           Development Stage           (Deficiency)
------     ------        -----------------       ------------------           ------------
                                 221,885                                       223,000  (10)


                                   9,958                                        10,000  (10)


                                   8,997                                         9,032  (10)


                                   8,970                                         9,000  (2)


                                  14,957                                        15,000  (10)


                                  59,005                                        59,175  (10)


                                   9,975                                        10,000  (10)


                                   2,993                                         3,000  (9)


                                  13,972                                        14,000  (2)


                                  53,654                                        53,762  (10)


                                   9,980                                        10,000  (3)


                                   6,490                                         6,500  (2)


                                  31,960                                        32,000  (2)


                                  21,225                                        21,250  (2)


                                                      (777,397)               (777,397)
------  --------             -----------           -----------              ----------

   -0-  $    -0-             $11,763,002          ($13,918,378)            ($2,126,589)
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

       (11) Shares of Biosonics, Inc. contributed by IMRCH as a capital contribution.


The accompanying notes are an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                       STATEMENTS OF CASH FLOWS (RESTATED)

                                            Year Ended December 31,
                                     -------------------------------------
                                        1996          1995          1994
                                     ---------     ---------     ---------
Cash flows from
 operating activities
  Net loss                           ($777,397)    ($609,485)    ($422,591)
                                     ---------     ---------     ---------
  Adjustments to reconcile
   net loss to net cash
   used in operating activities
    Depreciation and amortization       10,004        20,117         4,835
    Increase (decrease) in
     allowance for doubtful
     accounts                           (4,000)                     (7,000)
    Increase (decrease)in reserve
     for inventory obsolescence        (13,000)
    Loss on lease abandonment
    Gain on sale of equipment
    Common stock issued
     for services                       85,750
    Common stock options
     issued for services                75,530        87,750
    Common stock issued for
     product rights
    Changes in operating assets
     and liabilities
      Accounts receivable               16,817       (16,543)       10,161
      Inventories                       18,813        15,603         3,687
      Prepaid expenses and other
       current assets                    8,828        (2,121)       (6,119)
      Accrued payroll, officer         103,000       103,000       103,000
      Accrued interest
       Officer and affiliate            26,502        41,771        26,541
       Other                            25,293        24,842        25,588
      Accounts payable and
       accrued expenses                (24,342)       16,309        65,661
      Advances from (to)
       affiliates                       83,202        40,018       (44,307)
                                     ---------     ---------     ---------

                                       412,397       330,746       182,047
                                     ---------     ---------     ---------

 Net cash used in operating
   activities                         (365,000)     (278,739)     (240,544)
                                     ---------     ---------     ---------

  Period from
  November 13,
     1980
(Inception) to
  December 31,
     1996
---------------

 ($13,918,378)



      378,687


        2,000

       27,000
       19,550
       (7,620)

      543,959

      163,280

       12,501


      (10,196)
      (91,271)

          (25)
      669,500

      130,108
      173,131

      892,792

      107,773

    3,011,169


  (10,907,209)

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                       STATEMENTS OF CASH FLOWS (RESTATED)
                                   (Continued)

                                                   Year Ended December 31,
                                        1996         1995        1994
                                     ---------     --------    --------
Cash flows from
 investing activities
  Capital expenditures                              (31,261)
  Proceeds from sale of equipment
  Issuance of note receivable
  Increase in deposits
  Decrease in note receivable
  Patent expenditures
                                                    --------
  Net cash used in investing
   activities                                       (31,261)
                                                    --------
Cash flows from financing
 activities
  Payments received for unissued
   debentures and securities            40,000
  Principal payments of note
   payable                            (235,000)
  Proceeds from issuance of
   notes payable                        45,000       10,000     240,544
  Increase in capitalized
   organization costs
  Proceeds from issuance of
   preferred stock                     505,000      300,000
  Proceeds from issuance of
   common stock                         10,000
                                     ---------     --------    --------
  Net cash provided by
   financing activities                365,000      310,000     240,544
                                     ---------     --------    --------


Net increase in cash

Cash, beginning                            260          260         260
                                     ---------     --------    --------

Cash, ending                         $     260     $    260    $    260
                                     =========     ========    ========


The accompanying notes are an integral part of these financial statements.

  Period from
  November 13,
      1980
 (Inception) to
  December 31,
      1996
  -----------

     (363,305)
       10,825
      (30,000)
       (8,431)
       30,000
      (45,690)
  -----------


     (406,601)
  -----------




      498,000

     (307,000)

      834,444

       (7,453)

    1,105,000

    9,191,079
  -----------

   11,314,070
  -----------

          260

  -----------

  $       260
  ===========

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

       Cash transactions

       During 1996, 1995 and 1994, IMRC acted as the receiving and disbursing agent for all cash receipts and disbursements for the Company. The resulting receivable or payable is reflected in the accompanying balance sheets as advances to or from affiliates.

       Inventories


       Inventories consist primarily of finished products and are stated at the lower of cost or market. Cost is determined by use of the first-in, first-out method. The Company provides a reserve for inventories which may become obsolete.


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

       The effect on the Company's financial statements as originally reported is as follows:

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


3.     Restatement of financial information (Continued)

                                                   1996                                  1995
                                    -------------------------------         -------------------------------
                                    As reported         As restated         As reported         As restated
                                    -----------         -----------         -----------         -----------
       Other development
        stage expenses              $    560,958        $    636,488        $    472,726        $    560,476

       Net loss                         (701,867)           (777,397)           (521,735)           (609,485)
       Loss per common
        share                       ($       .00)       ($       .00)       ($       .00)       ($       .00)
       Capital in excess
        of par value                  11,599,722          11,763,002          10,345,207          10,432,957
       Accumulated
        deficit, ending              (13,755,098)        (13,918,378)        (13,053,231)        (13,140,981)

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
                                              ========       ========

        Depreciation expense was $10,004 in 1996, $20,117 in 1995 and $4,835 in 1994.

 7.     Advances to/from affiliates

        At December 31, 1996, the Company had advances to IMRC of $77,997 and advances from IMRCH of $62,450. At December 31, 1995, advances from affiliates consisted of $17,121 from IMRC and $7,450 from IMRCH.

 8.     Notes payable

        Notes payable at December 31 are summarized as follows:


                                                    1996           1995
                                                  --------       --------
        Notes payable on demand to an
        officer of the Company, secured by
        Company assets, bearing interest at
        prime plus 1.5% per annum (effective
        rate of 8.25% at December 31, 1996)       $115,000       $135,000

        Unsecured notes payable on demand,
        bearing interest at 12% per annum on
        $10,000 and 11 1/2% per annum on
        $25,000                                     35,000         35,000

        Unsecured, non-interest bearing
        notes payable on demand                    138,000         93,000

        Unsecured notes payable on demand to
        IMRC, bearing interest at 7% per
        annum                                                     397,444
                                                  --------       --------
                                                  $288,000       $660,444
                                                  ========       ========


        See also Note 12 - "Unissued Securities".

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


 9.     Payments received for unissued debentures and securities

        Payments received for unissued debentures and securities at December 31 are summarized as follows:

                                                     1996           1995
                                                   --------       --------
        In October 1989, the Company offered
        to its shareholders  the  right  to
        subscribe to 11.5% convertible
        debentures. Interest is accrued at
        11.5% on these funds (See Note 12)         $187,000       $187,000

        Cash received  for  stock,  not yet
        issued (See Notes 10 & 12)                   40,000        271,000
                                                   --------       --------
                                                   $227,000       $458,000
                                                   ========       ========

10.     Shareholders' equity

        IMRCH and the Company's current officers and directors held in the aggregate, approximately 42% of the Company's outstanding common stock at December 31, 1996 and 59% at December 31, 1995. Certain of these shares held by officers and directors have been gifted to various entities and individuals. These shares are subject to a securities restriction agreement which provides that such shareholders will not sell any of their shares of the Company's common stock for less than $.05 per share.

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

        In September 1989, the Company issued 1,250 shares of its preferred stock-Series B to an officer in exchange for $125,000 of a demand note payable. In April, 1996 the Company amended its resolution of June 1989, which authorized preferred stock, Series B, to allow shares to be convertible, upon the option of the holder, into 3,500 shares of common stock.

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

                                                   1996           1995
                                                 -------        -------
        Dividend yield                                 0%             0%
        Expected volatility                     125%-132%           138%
        Risk-free interest rate                        6%             6%
        Expected life                             2 years      2-4 years
        Discount for lack of marketability            35%            35%
        Estimated fair value                      $75,530        $87,750

        The estimated fair value of these options is included in other development stage expenses in the accompanying financial statements.

        In May 1996, the Company issued a stock option to an employee for 250,000 shares, exercisable at .05 per share. Transfer of the shares, issued upon the exercise of the options, will be restricted subject to registration requirements of the Securities Act of 1933 or an exemption from such requirements such as Rule 144 of the SEC. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation."

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

        Stock options granted by the Company during 1995 and 1996 vested upon issuance and expire in two to four years from the date of grant.

        A summary of stock option activity is as follows:

                                                  1996             1995
                                               ----------       ----------
        Stock options, beginning of year       10,000,000                0
        Options issued                          6,250,000       10,000,000
        Options terminated or expired                   0                0
                                               ----------       ----------
        Stock options, end of year             16,250,000       10,000,000
                                               ==========       ==========

11.     Income taxes

        The Company has available at December 31, 1996, unused operating loss carryforwards and tax credits, which may provide future tax benefits expiring as follows:

        Year of expiration            Carryforwards       Credits
        ------------------            -------------       --------
               1997                   $   384,000         $224,000
               1998                       766,000
               1999                     1,055,000            7,000
               2000                     1,642,000            2,000
               2001                     1,781,000
               2002                     1,617,000
               2003                     1,364,000
               2004                     1,105,000
               2005                       788,000
               2006                       434,000
               2007                       278,000
               2008                       250,000
               2009                       308,000
               2010                       401,000
               2011                       643,000
                                      -----------         --------
                                      $12,816,000         $233,000
                                      ===========         ========

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



11.     Income taxes (Continued)

        The tax effects of temporary differences that give rise to deferred tax assets at December 31, 1996 and 1995 are as follows:

                                          1996            1995
                                       ----------       ---------
Net operating loss carryforwards       $4,357,000       $4,220,000
Tax credits                                79,000           79,000
Accrued payroll, officer                  228,000          193,000
Stock options outstanding                  55,000           30,000
Other temporary differences                14,000
                                       ----------       ----------
                                        4,733,000        4,522,000
Less valuation allowance                4,733,000        4,522,000
                                       ----------       ----------

   Net deferred tax asset              $      -0-       $      -0-
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

        Liens


        Included in accounts and notes payable are liabilities totalling $372,526 (1996) and $392,526 (1995), for which certain vendors and officers have secured liens against the all of Company's assets totalling $174,187 (1996) and $133,650 (1995).

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

        Legal matters

        Convertible debenture offering


        In 1989 Biosonics, Inc. raised $207,000 through a public offering of its 11.5% convertible debentures. The Company terminated the offering prior to completion, as the Company was unable to raise the minimum specified in the offering document. Debentures were not issued and amounts were not returned to the investors with the exception of $4,000. Subsequently, $16,000 of said amount was converted into 1,180,000 shares of common stock. The Company has accrued interest on these funds totalling $153,599 and $132,094 at December 31, 1996 and 1995,
        respectively. The Company plans to repay the investors, with interest, when there is sufficient cash flow to permit such repayments.


        Unissued securities


        In 1996, Biosonics, Inc. received $40,000 from two individuals for 800,000 shares of common stock which were issued upon the initial closing of the Company's private placement in April 1997. In 1990 and 1992 Biosonics raised $271,000 for common and convertible preferred shares. The shares were unissued since the Company's number of authorized shares would have been exceeded. In 1996, with the approval of shareholders, the authorized number of shares was increased and these shares were issued.

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


12.     Commitments and contingencies (Continued)

        Legal matters (Continued)

        Unissued Securities (Continued)

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

        Legal matters (Continued)

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

13.     Supplemental disclosure of cash flow information

                                                                            Period from
                                                                            November 13,
                                     Year Ended December 31,              1980 (Inception)
                             -------------------------------------         to December 31,
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

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



13.     Supplemental disclosure of cash flow information (Continued)

        Supplemental schedule of noncash financing activities

        The Company issued the following amounts of common stock for noncash consideration:

                                                                                          Period from
                                                                                          November 13,
                                              Year Ended December 31,                   1980 (Inception)
                                       ------------------------------------             to December 31,
                                         1996              1995        1994                  1996
                                       --------          ---------     ----             ----------------
        Common stock not
         previously
         issued                        $271,000                                           $  271,000
        Employee
         compensation,
         consulting
         services                        82,750                                              536,959
        Services provided
         in exchange for
         stock options                   75,530            87,750                            163,280
        Loan origination
         fee                                                                                   4,000
        Acquisition of
         product rights                                                                       12,501
        Repayment of
         accrued expenses
         to IMRC                        197,524                                              197,524
        Interest expense                  3,000                                                3,000
        Repayment of
         notes payable
         to IMRC                        182,444                                              182,444
                                       --------           -------      -----              ----------

                                       $812,248           $87,750      $ -0-              $1,370,708
                                       ========           =======      =====              ==========

        In September 1989, preferred stock-Series B was issued upon the conversion of $125,000 of demand note payable.

        In 1993, the Company converted accounts payable to a note payable on demand for $68,000.

14.     Interest expense

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

15.     Other development stage expenses

        Other development stage expenses consist primarily of salaries, rent and utilities, interest and marketing costs.

16.     Quarterly results, as restated (Unaudited)

                                                Gross
                                                Profit                           Net Loss
                                  Sales         (Loss)          Net Loss         Per Share
                                 -------       --------        ---------        -----------
        1996 - 1st Quarter       $17,516       $  8,918        ($177,353)       ($      .00)
               2nd Quarter        11,609          3,855         (142,381)              (.00)
               3rd Quarter         5,786         (1,164)        (324,708)              (.00)
               4th Quarter         5,863         (1,043)        (132,955)              (.00)
                                 -------       --------        ---------        -----------

                  Total          $40,774       $ 10,566        ($777,397)       ($      .00)
                                 =======       ========        =========        ===========


        1995 - 1st Quarter      $ 10,595       $  3,618        ($244,453)       ($      .00)
               2nd Quarter        11,931          3,833         (158,632)              (.00)
               3rd Quarter        23,190          5,168         (114,027)              (.00)
               4th Quarter        16,790          7,907          (92,373)              (.00)
                                 -------       --------        ---------        -----------

                  Total          $62,506       $ 20,526        ($609,485)       ($      .00)
                                 =======       ========        =========        ===========


        1994 - 1st Quarter       $ 4,636       $  4,592        ($ 66,160)       ($      .00)
               2nd Quarter         6,680           (581)         (72,732)              (.00)
               3rd Quarter         5,248         (1,979)         (85,605)              (.00)
               4th Quarter         5,375          2,090         (198,094)              (.00)
                                 -------       --------        ---------        -----------

                  Total          $21,939       $  4,122        ($422,591)       ($      .00)
                                 =======       ========        =========        ===========

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


16.     Quarterly results, as restated (Unaudited)(Continued)

The following is a reconciliation of 1996 quarterly results (unaudited) as originally reported in the Company's 1996 Form 10-Q filings adjusted for reclassifications of costs of goods sold and an overstatement of interest expense for the quarter ended September 30, 1996:

                                 Gross profit
                                   (loss) as                       Gross profit
                                  originally                        (loss) as
                                   reported        Adjustment        Adjusted
                                  ---------        ---------        ---------
        1996 -  1st Quarter       $  14,461        ($  5,543)       $   8,918
                2nd Quarter          (1,502)           5,357            3,855
                3rd Quarter          (1,164)                           (1,164)
                4th Quarter          (1,229)             186           (1,043)
                                  ---------        ---------        ---------

                                  $  10,566        $     -0-        $  10,566
                                  =========        =========        =========

                                  Net loss as                        Net loss
                                  originally                        (Restated)
                                   reported        Adjustment       as adjusted
                                  ---------        ---------        ---------
        1996 -  1st Quarter       ($101,823)       ($ 75,530)       ($177,353)
                2nd Quarter        (142,381)                         (142,381)
                3rd Quarter        (354,708)          30,000         (324,708)
                4th Quarter        (132,955)                         (132,955)
                                  ---------        ---------        ---------
                                  ($731,867)       ($ 45,530)       ($777,397)
                                  =========        =========        =========


        The Company filed an amended Form 10-Q for the quarter ended September 30, 1996 concurrent with its annual Form 10-K filing for the year ended December 31, 1996.