Form 10-Q/A
period 1997-06-30
BIOSONICS INC
filed 1997-11-21
CIK 352715

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1

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

                                 BIOSONICS, INC.

                                      INDEX

                                                                                                      Page
                                                                                                    Number
                                                                                                    ------
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Balance Sheets (Restated):
                  June 30, 1997 and December 31, 1996                                                    3

                  Statements of Loss (Restated):
                  Three and Six Months Ended June 30, 1997 and 1996 and the Period
                  from November 13, 1980 (Inception) to June 30, 1997                                    4

                  Statements of Deficit Accumulated (Restated):
                  Six Months Ended June 30, 1997 and 1996 and the Period
                  from November 13, 1980 (Inception) to June 30, 1997                                    5

                  Statements of Cash Flows (Restated):
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

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            BALANCE SHEETS (RESTATED)



                                     ASSETS

                                                                                  Unaudited
                                                                                   JUNE 30        DECEMBER 31,
                                                                                     1997             1996
                                                                                 ------------     ------------
Current assets
   Cash (including interest bearing deposits
      of $10 in 1997 and 1996)                                                   $        260     $        260
   Accounts receivable (net of allowance for doubtful
    accounts of $2,000 in 1997 and 1996)                                                8,829            8,196
   Inventory                                                                           63,725           64,271
   Advances to affiliate                                                              236,960           77,997
   Prepaid expenses and other current assets                                            6,377               25
                                                                                 ------------     ------------
           Total current assets                                                       316,151          150,749

Equipment, furniture and leaseholds, net
   of accumulated depreciation                                                         12,005           15,007
Deposits                                                                                8,431            8,431
                                                                                 ------------     ------------
                Total assets                                                     $    336,587     $    174,187
                                                                                 ============     ============

                      Liabilities and Shareholders' Deficit

Current liabilities
   Notes payable, officer and affiliate                                          $    115,000     $    115,000
   Notes payable, other                                                               128,000          173,000
   Accrued payroll, officer                                                           721,000          669,500
   Accrued interest, officer and affiliate                                             61,655           55,905
   Accrued interest, other                                                            185,796          173,131
   Accounts payable and other accrued expenses                                        822,912          824,790
   Advances from affiliates                                                            62,450           62,450
   Payments received from unissued debentures                                         187,000          187,000
   Payments received for unissued securities                                                0           40,000
                                                                                 ------------     ------------
                Total current liabilities                                           2,283,813        2,300,776
                                                                                 ------------     ------------

Shareholders' deficit
      Common stock - authorized 750,000,000 shares at .0001 par value; issued and outstanding 306,364,536 and 287,863,936 shares at
      June 30, 1997 and December 31, 1996 respectively                                 30,636           28,787

   Capital in excess of par value                                                  12,468,180       11,763,002
   Notes receivable from sale of stock                                               (115,000)
   Deficit accumulated during development stage                                   (14,331,042)     (13,918,378)
                                                                                 ------------     ------------
          Total shareholders' deficit                                              (1,947,226)      (2,126,589)
                                                                                 ------------     ------------
                Total liabilities and shareholders' deficit                      $    336,587     $    174,187
                                                                                 ============     ============

   The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          STATEMENTS OF LOSS (RESTATED)
                                   (UNAUDITED)



                                             SIX MONTHS ENDED                  THREE MONTHS ENDED              11/13/80 (INCEPTION)
                                                  JUNE 30,                          JUNE 30,                        TO JUNE 30,
                                                  --------                          --------                        -----------
                                            1997             1996             1997             1996             1997
                                        ------------     ------------     ------------     ------------     ------------
Sales                                   $     13,550     $     29,125     $      7,925     $     11,609     $    850,927
Cost of sales                                  8,297           16,166            4,893           13,111          553,282
                                        ------------     ------------     ------------     ------------     ------------

Gross profit                                   5,253           12,959            3,032           (1,502)         297,645
                                        ------------     ------------     ------------     ------------     ------------

Development stage expenses
   Research and development costs                  0                0                0                0        4,166,053
   Professional fees                         132,588           37,000           77,448           18,044        2,885,075
   Other development stage expenses          287,545          220,238          142,377          122,835        8,453,103
                                        ------------     ------------     ------------     ------------     ------------
Total development stage expenses             420,133          257,238          219,825          140,879       15,504,231
   Less: Revenues from cost recovery
         program                                  --               --               --               --          118,082
                                        ------------     ------------     ------------     ------------     ------------

Net development stage expenses               420,133          257,238          219,825          140,879       15,386,149
                                        ------------     ------------     ------------     ------------     ------------

Other income
   Investment and other income                 2,216               75            1,224               --          749,842
   Gain on sale of fixed assets                   --               --               --               --            7,620
                                        ------------     ------------     ------------     ------------     ------------

Total other income                             2,216               75            1,224               --          757,463
                                        ------------     ------------     ------------     ------------     ------------

Net loss                                ($   412,664)    ($   244,204)    ($   215,569)    ($   142,381)    ($14,331,042)
                                        ============     ============     ============     ============     ============

Loss per common share                   ($       .00)    ($       .00)    ($       .00)    ($       .00)    ($       .05)
                                        ============     ============     ============     ============     ============

                                            1996
                                        ------------
Sales                                   $    825,728
Cost of sales                                530,943
                                        ------------

Gross profit                                 294,785
                                        ------------

Development stage expenses
   Research and development costs          4,144,553
   Professional fees                       2,659,437
   Other development stage expenses        7,661,558
                                        ------------
Total development stage expenses          14,465,548
   Less: Revenues from cost recovery
         program                             118,082
                                        ------------

Net development stage expenses            14,347,466
                                        ------------

Other income
   Investment and other income               747,626
   Gain on sale of fixed assets                7,620
                                        ------------

Total other income                           755,246
                                        ------------

Net loss                                ($13,297,435)
                                        ============

Loss per common share                   ($       .05)
                                        ============

    The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
      STATEMENTS OF DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE (RESTATED)
                                   (UNAUDITED)




                           SIX MONTHS ENDED                11/13/80 (INCEPTION)
                                JUNE 30,                        TO JUNE 30,
                         1997             1996             1997             1996
                     ------------     ------------     ------------     ------------
BEGINNING BALANCE    ($13,918,378)    ($13,053,231)    $         --     $         --


      NET LOSS           (412,664)        (244,204)     (14,331,042)     (13,297,435)
                     ------------     ------------     ------------     ------------


ENDING BALANCE       ($14,331,042)    ($13,297,435)    ($14,331,042)    ($13,297,435)
                     ============     ============     ============     ============

   The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF CASH FLOWS (RESTATED)
                                   (UNAUDITED)



                                                              SIX MONTHS ENDED                11/13/80 (INCEPTION)
                                                                  JUNE 30,                         TO JUNE 30,
                                                                  --------                         -----------
                                                            1997             1996             1997             1996
                                                        ------------     ------------     ------------     ------------
Cash flows used in operating activities
   Net loss                                             ($   412,664)    ($   244,204)    ($14,331,042)    ($13,297,435)
                                                        ------------     ------------     ------------     ------------

   Adjustments to reconcile net loss to
     net cash used in operating activities
      Depreciation and amortization                            3,002            2,670          381,689          371,353
      Increase in allowance for doubtful accounts                 --               --            2,000            2,000
      Increase in reserve for inventory obsolescence              --               --           27,000           40,000
      Loss on lease abandonment                                   --               --           19,550           19,550
      Gain on sale of fixed assets                                --               --           (7,620)          (7,620)
      Common stock issued for services                        29,500               --          573,459          458,209
      Common stock options issued for services                14,398               --          177,678               --
      Common stock issued for interest                        10,000               --           10,000               --
      Common stock issued for product rights                      --               --           12,501           12,501
      Change in
        Accounts receivable                                     (633)           4,802          (10,829)         (18,211)
        Inventory                                                546            4,195          (90,725)        (105,889)
        Prepaid expenses and other current assets             (6,352)          (3,347)          (6,377)         (12,198)
        Accrued payroll, officer                              51,500           51,500          721,000          618,000
        Accrued interest, officer and affiliates               5,750           17,955           61,655          121,551
        Accrued interest, other                               12,665           12,649          185,797          160,498
        Accounts payable and accrued expenses                 (1,878)         (15,674)         739,417          901,458
        Advances from (to) affiliates                       (158,963)          29,454          174,510           54,024
                                                        ------------     ------------     ------------     ------------
          Total adjustments                                  (40,465)         104,204        2,970,704        2,615,226
                                                        ------------     ------------     ------------     ------------
   Net cash used in operating activities                ($   453,129)    ($   140,000)    ($11,360,338)    ($10,682,209)
                                                        ------------     ------------     ------------     ------------

   The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 STATEMENTS OF CASH FLOWS (RESTATED) (CONTINUED)
                                   (UNAUDITED)




                                                               SIX MONTHS ENDED               11/13/80 (INCEPTION)
                                                                   JUNE 30,                       TO MARCH  31,
                                                                   --------                       -------------
                                                            1997             1996             1997             1996
                                                        ------------     ------------     ------------     ------------
Cash flows from investing activities
   Sale of fixed assets                                 $         --     $         --     $     10,825     $     10,825
   Capital expenditures                                           --               --         (363,305)        (363,305)
   Issuance of note receivable                                    --               --          (30,000)         (30,000)
   (Increase) decrease in deposits                                --               --           (8,431)          (8,431)
   Decrease in note receivable                                    --               --           30,000           30,000
   Decrease in capitalized patents                                --               --          (45,690)         (45,690)
                                                        ------------     ------------     ------------     ------------
   Net cash provided (used) in investing activities     $         --     $         --     ($   406,601)    ($   406,601)
                                                        ------------     ------------     ------------     ------------
Cash flows from financing activities
   Proceeds for bonds unissued                          $         --     $         --     $    190,000     $    190,000
   Repayments for bonds unissued                                  --               --           (3,000)          (3,000)
   Proceeds for common stock unissued                        239,530               --          550,530          271,000
   Principal payments of note payable                        (45,000)        (225,000)        (352,000)        (297,000)
   Proceeds from issuance of note payable                         --               --          834,444          789,444
   Decrease in capitalized organization costs                     --               --           (7,453)          (7,453)
   Proceeds from issuance of preferred stock                      --          365,000        1,105,000          965,000
   Proceeds from issuance of common stock                    258,599               --        9,449,678        9,181,079
                                                        ------------     ------------     ------------     ------------
Net cash provided by financing activities               ($   453,129)    $    140,000     $ 11,767,199     $ 11,089,070
                                                        ------------     ------------     ------------     ------------

Net increase (decrease) in cash and cash equivalents              --               --              260              260
Cash and cash equivalents, beginning                             260              260               --               --
                                                        ------------     ------------     ------------     ------------
Cash and cash equivalents, ending                       $        260     $        260     $        260     $        260
                                                        ============     ============     ============     ============

Schedule of noncash financing transactions:
   Issuance of common stock from Loan Receivable:       $    115,000     $         --     $    115,000     $         --
                                                        ============     ============     ============     ============

   The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (RESTATED)
                 NOVEMBER 13, 1980 (INCEPTION) TO JUNE 30, 1997
                                   (UNAUDITED)




DATE STOCK                            PRICE
 ISSUED        NUMBER OF SHARES       PER SHARE     AMOUNT RECEIVED    NOTES
----------     ----------------       ---------     ---------------    -----
 1/13/81          150,000,000          $ .0001          $    15,001      (A)
 1/31/81            4,400,000            .025               110,000      (B)
    1981              400,000            .025                10,000      (C)
    1981           20,000,000            .05              1,000,000      (B)
    1982               20,000            .40                  8,000      (C)
    1982               97,500            .20                 19,500      (C)
    1982            1,000,000            .06                 60,100      (D)
    1983               52,500            .20                 10,500      (C)
    1983               75,000            .305                22,875      (E)
    1983               25,000            .235                 5,875      (E)
    1983               20,000            .50                 10,000      (C)
12/29/83            7,300,000            .50              3,650,000      (F)
    1984                  390           1.00                    390      (G)
    1984                5,948            .50                  2,975      (G)
    1984                1,000            .375                   375      (C)
    1984               72,500            .25                 18,125      (C)
    1984                2,000            .375                   750      (H)
    1984                4,000            .25                  1,000      (C)
    1984              350,000            .20                 70,000      (C)
    1985               26,500            .281                 7,453      (C)
    1985               20,000            .25                  5,000      (H)
    1985                  500            .50                    250      (G)
    1985                5,000            .344                 1,719      (C)
    1985                   50           1.00                     50      (G)
    1985                2,000            .375                   750      (H)
    1985                7,500            .156                 1,172      (C)
    1986                6,882            .50                  3,472      (G)
    1986               85,000            .1875               15,938      (H)
    1986               11,650            .281                 3,276      (H)
    1986              100,000            .219                21,875      (H)
    1986           10,665,000            .181             1,929,737      (I)
    1986              202,000            .156                31,562      (H)
    1986               70,000            .313                21,875      (H)
    1986              134,855            .20                 26,939      (H)
    1987            7,613,551            .20              1,522,710      (G)
    1987              476,110            .295               140,478      (H)
    1987                7,000            .159                 1,113      (B)
    1987               15,000            .312                 4,687      (C)
    1987              240,000            .20                 48,000      (B)
    1987              100,000            .218                21,875      (C)

   The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
   STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (RESTATED) (CONTINUED)
                 NOVEMBER 13, 1980 (INCEPTION) TO JUNE 30, 1997
                                   (UNAUDITED)




DATE STOCK                           PRICE
  ISSUED      NUMBER OF SHARES     PER SHARE     AMOUNT RECEIVED    NOTES
----------    ----------------     ---------     ---------------    -----
   1988                125,000        .25                 31,250      (C)
   1988                  2,500        .218                   547      (H)
   1988                 10,000        .20                  2,000      (G)
   1988                100,000        .25                 25,000      (B)
   1988              4,227,000        .20                845,400      (B)
   1988                 25,000        .156                 3,906      (C)
   1988                 11,000        .013                   143      (H)
   1989                400,000        .080                32,000      (B)
   1989                  3,000        .0938                  282      (H)
   1989                100,000        .080                 8,000      (B)
   1990                 25,000        .010                   250      (H)
   1990             20,311,000        .010               203,110      (B)
   1990             10,500,000        .010               105,000      (B)
   1991              1,100,000        .010                11,000      (B)
   1991                100,000        .010                 1,000      (H)
   1991                 48,000        .0625                3,000      (J)
   1991                 32,000        .0625                2,000      (J)
   1991              1,100,000        .010                11,000      (J)
   1991              1,100,000        .010                11,000      (B)
   1991                400,000        .010                 4,000      (C)
   1995                     --                            87,750      (Q)
   1996              1,250,000        .08                100,000      (K)
   1996             11,375,000        .0286              325,000      (K)
   1996             16,100,000        .05                805,000      (K)
   1996              1,300,000        .01                 13,000      (L)
   1996             12,900,000        .02                258,000      (L)
   1996                300,000        .03                  9,000      (M)
   1996                280,000        .05                 14,000      (M)
   1996                400,000        .08                 32,000      (M)
   1996                100,000        .065                 6,500      (M)
   1996                250,000        .085                21,250      (M)
   1996            (15,368,820)                              -0-      (N)
   1996                420,000        .0238               10,000      (L)
   1996             11,150,000        .02                223,000      (L)
   1996                428,600        .035                15,000      (L)
   1996                250,000        .04                 10,000      (L)
   1996              1,075,220        .05                 53,761      (L)
   1996                350,000        .0258                9,032      (J)
   1996              1,695,000        .0345               59,175      (J)
   1996                 75,000        .04                  3,000      (O)
   1996                200,000        .05                 10,000      (B)
   1996                     --                            75,530      (Q)

   The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
   STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (RESTATED) (CONTINUED)
                 NOVEMBER 13, 1980 (INCEPTION) TO JUNE 30, 1997
                                   (UNAUDITED)




DATE STOCK                           PRICE
    ISSUED    NUMBER OF SHARES     PER SHARE     AMOUNT RECEIVED     NOTES
----------    ----------------     ---------     ---------------     -----
      1997             550,000        .05                 27,500      (M)
      1997             200,000        .05                 10,000      (O)
      1997           5,000,000        .01                 50,000      (P)
      1997           1,000,000        .02                 20,000      (P)
      1997                  --                            14,398      (Q)
      1997          11,130,600        .05                556,529      (R)
      1997             500,000        .05                 25,000      (P)
      1997              40,000        .05                  2,000      (M)
      1997              80,000        .02                  1,600      (L)

TOTAL SHARES - COMMON STOCK                    306,364,536
---------------------------                    ===========

TOTAL PAID-IN CAPITAL                                          $  12,972,311
---------------------
LESS:   Notes Receivable for Stock Purchase                          115,000
----
LESS:  Offering Expenses                                             473,495
----                                                           -------------

NET PAID-IN CAPITAL - COMMON STOCK                             $  12,383,816
----------------------------------

   The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
   STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (RESTATED) (CONTINUED)
                 NOVEMBER 13, 1980 (INCEPTION) TO JUNE 30 , 1997
                                   (UNAUDITED)



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

The Company's professional fees for the six and three months ended June 30, 1997 ($132,588 and $77,448 respectively) were higher than professional fees for the comparable period of the prior year ($37,000 and $18,044 respectively) due to legal and accounting fees regarding numerous Securities and Exchange Commission filings as well as an additional $60,000 of consulting expenses incurred in connection with the Company's efforts to enhance its processes in connection with its reporting and registration matters under federal securities laws and its application for Medicare reimbursement with HCFA.

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

               **3.5 By-laws of Registrant, as amended (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

               27     Financial Data Schedule

         (b)   Reports on Form 8-K:

               None

-----------
*        Incorporated by reference.

**       Filed with the initial filing of this Form 10-Q report.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                  BIOSONICS, INC.


Date: November    21    , 1997    By:       /s/Jack Paller
               ---------              -------------------------------------------------
                                  Jack Paller, President, Chairman and Executive Officer,
                                  Principal Financial Officer and Principal Accounting
                                  Officer and Sole Director.