Form 10-Q/A
period 1997-10-31
BIOSONICS INC
filed 1997-11-21
CIK 352715

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 2

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate the number of shares outstanding of each of the issuers shares of common stock, as of the latest practicable date: as of March 31st 1997, there were outstanding 294,613,936 shares of the Registrant's Common Stock, $.0001 par value.


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

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            BALANCE SHEETS (RESTATED)


                                     ASSETS
                                                                                  Unaudited
                                                                                   MARCH 31       DECEMBER 31,
                                                                                     1997             1996
                                                                                 ------------     ------------
Current assets
   Cash (including interest bearing deposits
      of $10 in 1997 and 1996)                                                   $        260     $        260
   Accounts receivable (net of allowance for doubtful
    accounts of $2,000 in 1997 and 1996)                                                8,446            8,196
   Inventory                                                                           64,045           64,271
   Advances to affiliate                                                              193,894           77,997
   Prepaid expenses and other current assets                                            5,845               25
                                                                                 ------------     ------------
           Total current assets                                                       272,490          150,749

Equipment, furniture and leaseholds, net
   of accumulated depreciation                                                         13,506           15,007
Deposits                                                                                8,431            8,431
                                                                                 ------------     ------------
                Total assets                                                     $    294,427     $    174,187
                                                                                 ============     ============

                      Liabilities and Shareholders' Deficit

Current liabilities
   Notes payable, officer and affiliate                                          $    115,000     $    115,000
   Notes payable, other                                                               163,000          173,000
   Accrued payroll, officer                                                           695,250          669,500
   Accrued interest, officer and affiliate                                             58,780           55,905
   Accrued interest, other                                                            179,464          173,131
   Accounts payable and other accrued expenses                                        825,740          824,790
   Advances from affiliates                                                            62,450           62,450
   Payments received from unissued debentures                                         187,000          187,000
   Payments received for unissued securities                                          279,530           40,000
                                                                                 ------------     ------------
                Total current liabilities                                           2,566,214        2,300,776
                                                                                 ------------     ------------

Shareholders' deficit
      Common stock - authorized 750,000,000 shares at .0001 par value; issued and outstanding 294,613,936 and 287,863,936 shares at
      March 31, 1997 and December 31, 1996 respectively                                29,461           28,787

   Capital in excess of par value                                                  11,884,225       11,763,002
   Notes receivable from sale of stock                                                (70,000)
   Deficit accumulated during development stage                                   (14,115,473)     (13,918,378)
                                                                                 ------------     ------------
          Total shareholders' deficit                                              (2,271,787)      (2,126,589)
                                                                                 ------------     ------------
                Total liabilities and shareholders' deficit                      $    294,427     $    174,187
                                                                                 ============     ============

The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          STATEMENTS OF LOSS (RESTATED)
                                   (UNAUDITED)


                                             THREE MONTHS ENDED                11/13/80 (INCEPTION)
                                                  MARCH 31,                        TO MARCH 31,
                                            1997             1996             1997             1996
                                        ------------     ------------     ------------     ------------
Sales                                   $      5,625     $     17,516     $    843,002     $    814,119
Cost of sales                                  3,404            3,055          548,389          517,832
                                        ------------     ------------     ------------     ------------

Gross profit                                   2,221           14,461          294,613          296,287
                                        ------------     ------------     ------------     ------------

Development stage expenses
   Research and development costs                  0                0        4,166,053        4,144,553
   Professional fees                          55,140           18,956        2,807,627        2,641,393
   Other development stage expenses          145,168           97,403        8,310,726        7,512,973
                                        ------------     ------------     ------------     ------------
Total development stage expenses             200,308          116,359       15,284,406       14,298,919
   Less: Revenues from cost recovery
         program                                  --               --          118,082          118,082
                                        ------------     ------------     ------------     ------------

Net development stage expenses               200,308          116,359       15,166,324       14,180,837
                                        ------------     ------------     ------------     ------------

Other income
   Investment and other income                   992               75          748,618          747,626
   Gain on sale of fixed assets                   --               --            7,620            7,620
                                        ------------     ------------     ------------     ------------

Total other income                               992               75          756,238          755,246
                                        ------------     ------------     ------------     ------------

Net loss                                $   (197,095)    $   (101,823)    $(14,115,473)    $(13,129,304)
                                        ============     ============     ============     ============

Loss per common share                   $       (.00)    $       (.00)    $       (.05)    $       (.05)
                                        ============     ============     ============     ============

The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
      STATEMENTS OF DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE (RESTATED)
                                   (UNAUDITED)



                               THREE MONTHS ENDED              11/13/80 (INCEPTION)
                                   MARCH 31,                       TO MARCH 31,
                             1997             1996             1997             1996
                         ------------     ------------     ------------     ------------
BEGINNING BALANCE        $(13,918,378)    $(13,053,231)    $         --     $         --

      NET LOSS               (197,095)        (101,823)     (14,115,473)     (13,155,054)
                         ------------     ------------     ------------     ------------

ENDING BALANCE           $(14,115,473)    $(13,155,054)    $(14,115,473)    $(13,155,054)
                         ============     ============     ============     ============

The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF CASH FLOWS (RESTATED)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED               11/13/80 (INCEPTION)
                                                                  MARCH 31,                        TO MARCH 31,
                                                            1997             1996             1997             1996
                                                        ------------     ------------     ------------     ------------
Cash flows used in operating activities
   Net loss                                             $   (197,095)    $   (101,823)    $(14,115,473)    $(13,155,054)
                                                        ------------     ------------     ------------     ------------

   Adjustments to reconcile net loss to
     net cash used in operating activities
      Depreciation and amortization                            1,501            1,335          380,188          370,018
      Increase in allowance for doubtful accounts                 --               --            2,000            2,000
      Increase in reserve for inventory obsolescence              --               --           27,000           40,000
      Loss on lease abandonment                                   --               --           19,550           19,550
      Gain on sale of fixed assets                                --               --           (7,620)          (7,620)
      Common stock issued for services                        27,500               --          571,459          458,209
      Common stock options issued for services                14,398               --          177,678               --
      Common stock issued for interest                        10,000               --           10,000               --
      Common stock issued for product rights                      --               --           12,501           12,501
      Change in
        Accounts receivable                                     (250)           1,985          (10,446)          18,326
        Inventory                                                226            2,775          (91,045)        (107,309)
        Prepaid expenses and other current assets              (5820)              (4)          (5,845)         (11,557)
        Accrued payroll, officer                              25,750           25,750          695,250          592,250
        Accrued interest, officer and affiliates               2,875           10,128          132,983          113,734
        Accrued interest, other                                6,333            6,343          179,464          154,181
        Accounts payable and accrued expenses                    950           68,312          893,742          985,444
        Advances from (to) affiliates                       (115,898)         (14,801)          (8,125)           9,770
                                                        ------------     ------------     ------------     ------------
          Total adjustments                                  (32,435)         101,823        2,978,734        2,612,845
                                                        ------------     ------------     ------------     ------------
   Net cash used in operating activities                $    229,530           $( - )     $(11,136,739)    $(10,542,209)
                                                        ------------     ------------     ------------     ------------

The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 STATEMENTS OF CASH FLOWS (RESTATED) (CONTINUED)
                                   (UNAUDITED)



                                                             THREE MONTHS ENDED              11/13/80 (INCEPTION)
                                                                  MARCH 31,                      TO MARCH  31,
                                                            1997             1996            1997             1996
                                                        ------------     ------------    ------------     ------------
Cash flows from investing activities
   Sale of fixed assets                                 $         --     $         --    $     10,825     $     10,825
   Capital expenditures                                           --               --        (363,305)        (363,305)
   Issuance of note receivable                                    --               --         (30,000)         (30,000)
   (Increase) decrease in deposits                                --               --          (8,431)          (8,431)
   Decrease in note receivable                                    --               --          30,000           30,000
   Decrease in capitalized patents                                --               --         (45,690)         (45,690)
                                                        ------------     ------------    ------------     ------------
   Net cash provided (used) in investing activities     $         --     $         --    $   (406,601)    $   (406,601)
                                                        ------------     ------------    ------------     ------------

Cash flows from financing activities
   Proceeds for bonds unissued                          $         --     $         --    $    190,000     $    190,000
   Repayments for bonds unissued                                  --               --          (3,000)          (3,000)
   Proceeds for common stock unissued                        239,530               --         550,530          271,000
   Principal payments of note payable                        (10,000)              --        (317,000)         (72,000)
   Proceeds from issuance of note payable                         --               --         834,444          789,444
   Decrease in capitalized organization costs                     --               --          (7,453)          (7,453)
   Proceeds from issuance of preferred stock                      --               --       1,105,000          600,000
   Proceeds from issuance of common stock                         --               --       9,191,079        9,181,079
                                                        ------------     ------------    ------------     ------------
Net cash provided by financing activities               $    229,530     $         --    $ 11,543,600     $ 10,949,070
                                                        ------------     ------------    ------------     ------------

Net increase (decrease) in cash and cash equivalents              --               --             260              260
Cash and cash equivalents, beginning                             260              260              --               --
                                                        ------------     ------------    ------------     ------------
Cash and cash equivalents, ending                       $        260     $        260    $        260     $        260
                                                        ============     ============    ============     ============

Schedule of noncash financing transactions:
   Issuance of common stock from Loan Receivable:       $     70,000     $         --    $     70,000     $         --
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
                                   (UNAUDITED)



DATE STOCK                                         PRICE
  ISSUED             NUMBER OF SHARES            PER SHARE            AMOUNT RECEIVED            NOTES
---------            ----------------            ---------            ---------------            -----
  1/13/81               150,000,000               $ .0001               $    15,001               (A)
  1/31/81                 4,400,000                  .025                   110,000               (B)
     1981                   400,000                  .025                    10,000               (C)
     1981                20,000,000                   .05                 1,000,000               (B)
     1982                    20,000                   .40                     8,000               (C)
     1982                    97,500                   .20                    19,500               (C)
     1982                 1,000,000                   .06                    60,100               (D)
     1983                    52,500                   .20                    10,500               (C)
     1983                    75,000                  .305                    22,875               (E)
     1983                    25,000                  .235                     5,875               (E)
     1983                    20,000                   .50                    10,000               (C)
 12/29/83                 7,300,000                   .50                 3,650,000               (F)
     1984                       390                  1.00                       390               (G)
     1984                     5,948                   .50                     2,975               (G)
     1984                     1,000                  .375                       375               (C)
     1984                    72,500                   .25                    18,125               (C)
     1984                     2,000                  .375                       750               (H)
     1984                     4,000                   .25                     1,000               (C)
     1984                   350,000                   .20                    70,000               (C)
     1985                    26,500                  .281                     7,453               (C)
     1985                    20,000                   .25                     5,000               (H)
     1985                       500                   .50                       250               (G)
     1985                     5,000                  .344                     1,719               (C)
     1985                        50                  1.00                        50               (G)
     1985                     2,000                  .375                       750               (H)
     1985                     7,500                  .156                     1,172               (C)
     1986                     6,882                   .50                     3,472               (G)
     1986                    85,000                 .1875                    15,938               (H)
     1986                    11,650                  .281                     3,276               (H)
     1986                   100,000                  .219                    21,875               (H)
     1986                10,665,000                  .181                 1,929,737               (I)
     1986                   202,000                  .156                    31,562               (H)
     1986                    70,000                  .313                    21,875               (H)
     1986                   134,855                   .20                    26,939               (H)
     1987                 7,613,551                   .20                 1,522,710               (G)
     1987                   476,110                  .295                   140,478               (H)
     1987                     7,000                  .159                     1,113               (B)
     1987                    15,000                  .312                     4,687               (C)
     1987                   240,000                   .20                    48,000               (B)
     1987                   100,000                  .218                    21,875               (C)

The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (CONTINUED)
           NOVEMBER 13, 1980 (INCEPTION) TO MARCH 31, 1997 (RESTATED)
                                   (UNAUDITED)



DATE STOCK                                         PRICE
  ISSUED             NUMBER OF SHARES            PER SHARE            AMOUNT RECEIVED            NOTES
---------            ----------------            ---------            ---------------            -----
     1988                   125,000                   .25                    31,250               (C)
     1988                     2,500                  .218                       547               (H)
     1988                    10,000                   .20                     2,000               (G)
     1988                   100,000                   .25                    25,000               (B)
     1988                 4,227,000                   .20                   845,400               (B)
     1988                    25,000                  .156                     3,906               (C)
     1988                    11,000                  .013                       143               (H)
     1989                   400,000                  .080                    32,000               (B)
     1989                     3,000                 .0938                       282               (H)
     1989                   100,000                  .080                     8,000               (B)
     1990                    25,000                  .010                       250               (H)
     1990                20,311,000                  .010                   203,110               (B)
     1990                10,500,000                  .010                   105,000               (B)
     1991                 1,100,000                  .010                    11,000               (B)
     1991                   100,000                  .010                     1,000               (H)
     1991                    48,000                 .0625                     3,000               (J)
     1991                    32,000                 .0625                     2,000               (J)
     1991                 1,100,000                  .010                    11,000               (J)
     1991                 1,100,000                  .010                    11,000               (B)
     1991                   400,000                  .010                     4,000               (C)
     1995                         0                    .0                    87,750               (Q)
     1996                 1,250,000                   .08                   100,000               (K)
     1996                11,375,000                 .0286                   325,000               (K)
     1996                16,100,000                   .05                   805,000               (K)
     1996                 1,300,000                   .01                    13,000               (L)
     1996                12,900,000                   .02                   258,000               (L)
     1996                   300,000                   .03                     9,000               (M)
     1996                   280,000                   .05                    14,000               (M)
     1996                   400,000                   .08                    32,000               (M)
     1996                   100,000                  .065                     6,500               (M)
     1996                   250,000                  .085                    21,250               (M)
     1996               (15,368,820)                                          - 0 -               (N)
     1996                   420,000                 .0238                    10,000               (L)
     1996                11,150,000                   .02                   223,000               (L)
     1996                   428,600                  .035                    15,000               (L)
     1996                   250,000                   .04                    10,000               (L)
     1996                 1,075,220                   .05                    53,761               (L)
     1996                   350,000                 .0258                     9,032               (J)
     1996                 1,695,000                 .0345                    59,175               (J)
     1996                    75,000                   .04                     3,000               (O)
     1996                   200,000                   .05                    10,000               (B)
     1996                        --                    --                    75,530               (Q)

The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (CONTINUED)
           NOVEMBER 13, 1980 (INCEPTION) TO MARCH 31, 1997 (RESTATED)
                                   (UNAUDITED)

DATE STOCK                                         PRICE
  ISSUED             NUMBER OF SHARES            PER SHARE            AMOUNT RECEIVED            NOTES
---------            ----------------            ---------            ---------------            -----
     1997                   550,000                   .05                    27,500               (M)
     1997                   200,000                   .05                    10,000               (O)
     1997                 5,000,000                   .01                    50,000               (P)
     1997                 1,000,000                   .02                    20,000               (P)
     1997                        --                    --                    14,398               (Q)

TOTAL SHARES - COMMON STOCK                   294,613,936
                                              ===========

TOTAL PAID-IN CAPITAL                                                 $  12,387,182
LESS: Notes Receivable for Stock Purchase                                    70,000
LESS: Offering Expenses                                                     473,495
                                                                      -------------
NET PAID-IN CAPITAL - COMMON STOCK                                    $  11,843,686

The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (CONTINUED)
                NOVEMBER 13, 1980 (INCEPTION) TO MARCH 31, 1997
                                   (UNAUDITED)


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

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTE TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997


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

During this reported period, Biosonics is effecting a private placement of common stock to a limited number of accredited investors for which it received subscriptions for $279,530 to date, for 5,590,600 shares of common stock at $.05 per share pursuant to the exemption afforded under Section 4(2) and Regulation D under the Securities Act of 1933.

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

The Company's professional fees for the three months ended March 31, 1997 of $55,140 were higher than $18,956 of professional fees for the comparable period of the prior year due to legal, accounting and $30,000 of consulting expenses incurred in connection with the Company's efforts to enhance its processes in connection with its reporting and registration matters under federal securities laws and its application for Medicare reimbursement with HCFA.

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

During this reported period, Biosonics is effecting a private placement of common stock to a limited number of accredited investors for which it received subscriptions for $279,530 to date, for 5,590,600 shares of common stock at $.05 per share pursuant to the exemption afforded under Section 4(2) and Regulation D under the Securities Act of 1933.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:
               *3.1 Articles of Incorporation as amended (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

               *3.5 By-laws of Registrant, as amended. (incorporated by reference to Registrant's Annual Report or Form 10-K for the year ended December 31, 1983 ["1983 Form 10-K"]).

               27     Financial Data Schedule

         (b)   Reports on Form 8-K:

               None

*        Incorporated by reference

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                    BIOSONICS, INC.


Date: November 21, 1997             By: /s/ Jack Paller
                                       -----------------------------------------
                                    Jack Paller, President, Chairman and
                                    Executive Officer, Principal Financial
                                    Officer and Principal Accounting Officer and
                                    Sole Director.