Form 10-K/A
period 1996-12-31
BIOSONICS INC
filed 1998-02-12
CIK 352715

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 3

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1996

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______ to _______.

                          Commission File Number: 0-11371
                                  BIOSONICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Pennsylvania                               23-2161932
     -------------------------------           --------------------------------
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

                                       N/A
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

         Securities registered pursuant to Section 12(b) of the Act: NONE.

            Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X    No____

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

Documents Incorporated by Reference:   None
------------------------------------------------------------------------------

                                                              Page 1 of 21 pages

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Liquidity and Capital Resources


Biosonics' primary sources of funds to date have been proceeds from the sale of its securities and investment income on such proceeds including loans and advances for security purchases through offerings. The Company's financial problems have been long standing. The Company had promoted its Salitron system during the late 1980's and early 1990's, including promotion of the product through independent "dry mouth centers," with the goal of generating enough revenues to assist it with developing marketing programs for the Company's other products. The inability to obtain Medicare approval, however made it difficult for the company to receive reimbursement from private insurance carriers and Medicare, although some payments from private insurance carriers and Medicare have been received. The difficulties in obtaining Medicare reimbursement existed both prior and subsequent to HCFA's notice on May 23, 1994 of its intention to disapprove the Company's application for Medicare reimbursement for the Salitron System. See "Business and Properties -- Government Regulation." Of the Company's $40,774 in sales revenues in 1996 and $62,506 in sales revenues in 1995, $5,450 and $6,250, respectively, were received from Medicare and $15,500 and $26,750, respectively were received from private insurance carriers during those years. Also, revenues from Medicaid in 1996 were only $2,500 and no revenues from Medicaid were receive in 1995. Because most of the patients who could use the Salitron System for relief of dry mouth condition are within the Medicare age group, the Company has lost the interest of patients and their physicians in the Salitron System, who have been unwilling to wait during the long process of reimbursement, which in some cases can be as long as one year. Reimbursements from Medicare are processed on a case-by-case basis in which the Company usually is required to go through a lengthy appeals process. The Company's operations, therefore, have been dependent upon sales of its securities, loans and advances, and the Company has had to shift to a marketing strategy for the Cystotron Incontinence control System, as outlined below under "Plan of Operation for the remainder of 1997 and 1998." there can be no assurance however, that this strategy will be successful or that it can solve the Company's financial problems.


Recent Capital Transactions

In July 1996, the Company amended its Articles of Corporation pursuant to which the Company increased the authorized number of shares of Common Stock from 250,000,000 shares to 750,000,000 shares. On July 30, 1996, all stock that had been previously purchased but unissued due to the unavailability of shares of authorized Common Stock of the Company were issued. The total number of shares issued was 14,200,000 shares. In addition, all holders of Preferred Stock, including Series A, Series B and Series D, converted their shares of Preferred Stock into Common Stock of the Company pursuant to the formula set forth in their respective Preferred Stock Agreements. The Series D Preferred Stock terms were amended in May 1996 to increase the available Preferred Stock from 5,000 shares to 10,000 shares. The Series B Preferred Stock, terms were amended in April 1996 to allow the holders of Series B to convert their stock. The total number of shares of Common Stock issued as a result of the conversion of all the Preferred Stock was 28,725,000 shares, including 7,000,000 shares to IMRCH and 4,375,000 shares issued to Jack Paller pursuant to the conversion of their respective shares of Series B Preferred Stock.

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

In February 1995, the Company granted non-employees common stock options for 10,000,000 shares, exercisable at $.01 per share. In January and February 1996, the Company granted common stock options to non-employees for 6,000,000 shares, exercisable at $.02 per share. These options were issued in exchange for various services performed on the Company's behalf. In May 1996, the Company granted an option to an employee to purchase 250,000 shares to an employee at an exercise price of $.05 per share. In March 1997, the company granted options to purchase 500,000 shares of Common Stock to an individual at an exercise price of $.05 per share for services performed on the Company's behalf. Transfer of the shares issued upon the exercise of the options will be restricted subject to registration requirements of the Securities Act of 1933 or an exemption from such requirements such as Rule 144 of the SEC.

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


In 1996, the Company had net positive cash flow from financing activities of $356,000. This consisted of $515,000 from the issuance of preferred and common stock, $40,000 received as subscriptions for stock to be issued in a private placement, $45,000 raised from the issuance of notes payable which were subsequently repaid. The repayment of IMRC notes payable totaling $235,000 offset these receipts. The Company had negative cash flow from operating activities of $365,000.

In 1995, the Company had positive cash flow from financing activities of $310,000, consisting of $300,000 received from the sale of preferred stock and $10,000 from the issuance of a note payable to IRMC. The Company expended $31,261 for capital expenditures in connection with computer and telephone equipment and had negative cash flow from operating activities of $278,739.

In 1994, the Company received $240,544 from the proceeds of notes payable to IMRC. The Company had negative cash flows from operations of $240,544.


Plan of Operation for the Remainder of 1997 and 1998


Biosonics will require additional funds estimated to be approximately $3.0 million in the immediate future to continue its operations and implement current manufacturing and marketing plans. The Company has completed a tentative marketing plan for the Cystotron product. This plan includes matters relating to the manufacturing and sales of the devices as well as the production of a six-month marketing study for the product. The purpose of the study is to provide further data for physicians to assist them in deciding whether to prescribe the Cystotron System for their patients. In connection with this tentative marketing plan, the Company has recently added an engineer to its staff to review and implement a manufacturing bid process for the product. It is intended that this engineer will also review the Company's other products in connection with the possible updating of the technology associated with such products. The Company is also planning to develop a strategy to market its products in the international market. For example, the Company is looking to hire a consultant to proceed with bringing the Salitron, Cystotron and Anotron devices to the international conferences in late 1997.

The Company's anticipated funding needs result from the following breakdown:

            Allocation Item                                       Funds Required
      Operating costs                                              $  750,000
      Manufacturing costs fro 1,000 units (with accessories)          450,000
      Finders fees for approximately $2.0 million international       100,000
            distributorship arrangement (does not include any
            fees and expenses to be negotiated with distributor)
      Cystotron Advisory Board fees                                    60,000
      Marketing study with 500 women                                1,000,000
      Marketing and advertising costs for Cystotron                   375,000
      Seminar for Physicians post study                               250,000

                        Total                                      $2,985,000

The above numbers are estimated based on certain compilations of expenses. Operating costs are estimated based on certain staff, office space, equipment and professional fees required for administrating the Company in 1998 in connection with its proposed plan of operation. Manufacturing costs are based on estimated costs from manufacturing to produce the Cystotron System and accessories, for services required from the marketing study and for sales in 1998. The finder's fee is the anticipated cost of paying the company's consultant to generate a $2 million arrangement for European distribution. These costs do not include any further expenses for exporting and acquiring the European CE Mark required for importing the Europe, and the company believes that these additional fees will be negotiated as part of the distributor contract. The Cystotron Advisory Board fee is based upon an estimate provided by the proposed head of the board. The $1 million for the marketing study includes fees to the physicians for their study of patients as well as nursing staff, biostatisticians and laboratory costs to be incurred to produce the results of the study. Marketing and advertising costs for the Cystotron are estimated amounts derived in connection with publications advertising and TV/cable/radio advertising, for introducing the product to the public. The seminar/symposium for the physicians at the end of the study will be the Company's method of verifying the product's efficacy to the medical community, inasmuch much as the Company's products must be prescribed by a physician prior to sale. These estimated costs are for printing expenses, location and media required for the symposium.

The bid process in connection with the manufacturing of the Cystotron product is expected to result in a bid being awarded in December 1997 or early in 1998. The "manufacturing bid process" consists of the Company's generating a "request for proposal" document, which sets forth the manufacturing, quality assurance and other particulars regarding the Cystotron and the completion of turnkey manufacturing, ie., full assembly, packaging and labeling of the product. The Company will also supply drawings for the bidder to review. Each prospective manufacturer of the Cystotron must bid on the project by a specified date. The Company will review the bids based upon the price, service and qualifications of the respective manufacturers and award the project to the manufacturer selected by the Company as a result of this process. The manufacturer will then have the responsibility to produce the product within the outlined time frame, in accordance with the specifications provided by the Company in compliance with applicable regulations. In connection with the Company's marketing efforts in connection with the Cystotron, the Company is planning to establish a medical board of advisors to perform the above-described six-month study of the Cystotron product.


Depending on the Company's ability to raise additional funds to commence and implement its marketing plan for the Cystotron product and the establishment of the market study and a sales team for the product, of which there can be no assurance, the Company anticipates that sales of the product will commence in the latter part of 1998.


The Company does have current inventory for the Salitron, but none for the Cystotron. The Company believes that this existing inventory is not obsolete and that the Company can sell and ship such units after testing the equipment. The Company believes that the amount of revenue that could be generated from such sales is approximately $375,000. Therefore, the bulk of the additional funds to arrive at the $3.0 million will need to be derived from other sources, including the following: (i) private or public offering of securities in early 1998; (ii) sales from off-shore marketing arrangements of the Company's Cystotron Incontinence Control System to be negotiated and (iii) other joint ventures or domestic distribution of product.

If the Company cannot obtain the approximately $3.0 million it believes will be necessary to implement the proposed Cystotron marketing plan, the Company will need to find other sources for funds, such as other joint ventures or strategic partnerships or the sale of the rights, including patent rights, to one or two of its products (e.g., the Salitron System).


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


Results of Operations

Biosonics' net development stage expenses increased $152,748 or 24%, in 1996 as compared to 1995 ($788,038 and $365,290 respectively) primarily due to arrangements with consultants for the Company in the areas of public relations and as medical advisors, and one-time expenses incurred in connection with the Company's special shareholders meeting. Professional fees were increased due to the special shareholders meeting, and a retainer was paid to the new attorneys hired as counsel to the Company with respect to securities-related issues.

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

Jack Paller, President and chief executive officer of the Company, has loaned money to fund certain of the Company's operations from time to time. The principal amount of a secured note payable to Mr. Paller is currently $90,000 bearing interest at the prime rate plus 1.5% per annum. This note is secured by the Company's assets, including, but not limited to, the Company's patents. Also, other vendors of the Company have recorded judgements or liens against the Company in the aggregate amount of $257,526.

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

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Biosonics, Inc.
(A Development Stage Enterprise)


      We have audited the accompanying balance sheets of Biosonics, Inc. (a development stage enterprise) as of December 31, 1996 and 1995, and the related statements of operations, changes in shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1996 and for the period from November 13, 1980 (Inception) to December 31, 1996. Such financial statements have been restated as described in Note 3 to the financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The amounts shown in the statements of operations and cash flows under the caption "Period from November 13, 1980 (Inception) to December 31, 1996" include the period from November 13, 1980 (Inception) to December 31, 1985 which we did not audit. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts for the period November 13, 1980 (Inception) to December 31, 1985, is based solely on the reports of the other auditors.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosonics, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 and for the period from November 13, 1980 (Inception) to December 31, 1996 in conformity with generally accepted accounting principles.

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


                                               /s/ Morris J. Cohen & Co., P.C.

                                               MORRIS J. COHEN & CO., P.C.



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
                                 =======       ========        =========        ===========

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



16.      Quarterly results, as restated (Unaudited)(Continued)

         The following is a reconciliation of 1996 and 1995 quarterly results (unaudited) as originally reported in the Company's Form 10-Q filings adjusted for reclassifications of costs of goods sold, previously unrecorded non-employee stock options in the quarters ended March 31, 1996 and 1995, and an overstatement of interest expense for the quarter ended September 30, 1996:

                                   Gross profit
                                     (loss) as                 Gross profit
                                     originally                 (loss) as
                                     reported     Adjustment     Adjusted
                                    ------------  -----------   ---------
          1996 - 1st Quarter        $  14,461     $(  5,543)    $   8,918
                 2nd Quarter           (1,502)        5,357         3,855
                 3rd Quarter           (1,164)                     (1,164)
                 4th Quarter           (1,229)          186        (1,043)
                                    ---------     ---------     ---------
                                    $  10,566         $ -0-     $  10,566
                                    =========     =========     =========

                                    Net loss as                  Net loss
                                    originally                  (Restated)
                                    reported      Adjustment    as adjusted
                                    ------------  -----------   ----------
          1996 - 1st Quarter        $(101,823)    $( 75,530)    $(177,353)
                 2nd Quarter         (142,381)                   (142,381)
                 3rd Quarter         (354,708)       30,000      (324,708)
                 4th Quarter         (132,955)                   (132,955)
                                    ---------    ----------     ---------
                                    $(731,867)    $( 45,530)    $(777,397)
                                    =========     =========     =========
                                    Net loss as                  Net loss
                                    originally                  (Restated)
                                     reported      Adjustment   as adjusted
                                    ------------  -----------   ---------
          1995 - 1st Quarter        $(156,703)    $( 87,750)    $(244,453)
                 2nd Quarter         (158,632)                   (158,632)
                 3rd Quarter         (114,027)                   (114,027)
                 4th Quarter          (92,373)                    (92,373)
                                    ---------     ---------     ---------
                                    $(521,735)    $( 87,750)    $(609,485)
                                    =========     =========     =========

         The Company filed an amended Form 10-Q for the quarter ended September 30, 1996 concurrent with its annual Form 10-K filing for the year ended December 31, 1996.
                                                                            F-31

                                SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BIOSONICS, INC.

                                    By: /s/ Jack Paller
                                        ------------------------------
                                        Jack Paller, President, Chairman
                                        & Chief Executive Officer


Date: February 11, 1998.
      ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                                     By: /s/ Jack Paller
                                        ------------------------------
                                        Jack Paller, President, Chairman
                                        (Principal Executive Officer),
                                        Treasurer (Principal Financial
                                        Officer and Principal Accounting
                                        Officer) and Director


Date: February 11, 1998.
      ------------------