Form 10-Q/A
period 1997-09-30
BIOSONICS INC
filed 1998-02-12
CIK 352715

-------------------------------------------------------------------------------


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

                         Commission File Number: 0-11371

                                 BIOSONICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                    23-2161932
--------------------------------               ---------------------------------
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

Indicate the number of shares outstanding of each of the issuers shares of common stock, as of the latest practicable date: As of September 30th 1997, there were outstanding 306,364,536 shares of the Registrant's Common Stock, $.0001 par value.

-------------------------------------------------------------------------------

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

Signatures

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           BALANCE SHEETS (UNAUDITED)

-------------------------------------------------------------------------------


                                   ASSETS

                                                                                               Unaudited             DECEMBER
                                                                                                SEPTEMBER            31, 1996
                                                                                                30, 1997
                                                                                               ------------        ------------
Current Assets

         Cash (including interest bearing deposits of $10 in 1997                              $        260        $        260
         and 1996)
         Accounts receivable (net of allowance for doubtful                                           5,827               8,196
               accounts of $2,000 in 1997 and 1996)
         Advances from IMRC                                                                         125,012              77,997
         Loan Receivables                                                                            15,000                --
         Inventory                                                                                   62,695              64,271
         Prepaid expenses and other current assets                                                    6,571                  25
                                                                                               ------------        ------------
              Total current assets                                                                  215,365             150,749
Equipment, furniture and leaseholds, net of accumulated
      depreciation                                                                                   10,504              15,007
Deposits                                                                                              8,431               8,431
                                                                                               ------------        ------------
                      Total assets                                                             $    234,300        $    174,187
                                                                                               ============        ============

                             LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities

         Notes payable, officer and affiliate                                                  $     99,000        $    115,000
         Notes payable, other                                                                       128,000             173,000
         Accrued payroll, officer                                                                   746,750             669,500
         Accrued interest, officer and affiliate                                                     64,130              55,905
         Accrued interest, other                                                                    192,129             173,131
         Accounts payable and other accrued expenses                                                863,048             824,790
         Advances from affiliates                                                                    62,450              62,450
         Payments received from unissued debentures                                                 187,000             187,000
         Proceeds from unissued securities                                                                0              40,000
                                                                                               ------------        ------------
                      Total current Liabilities                                                   2,342,507           2,300,776
                                                                                               ------------        ------------
Shareholders' deficit
         Common stock - authorized 750,000,000 shares at .0001                                       30,636              28,787
             par value; issued and outstanding 306,364,536 and
             287,863,936 shares at September 30, 1997 and
             December 31, 1996 respectively
         Capital in excess of par value                                                          12,468,180          11,763,002
         Notes receivable from sale of stock                                                        (95,000)               --
         Deficit accumulated during development stage                                           (14,512,023)        (13,918,378)
                                                                                               ------------        ------------
             Total shareholders' deficit                                                         (2,108,207)         (2,126,589)
                                                                                               ------------        ------------
                      Total liabilities and shareholders, deficit                              $    234,300        $    174,187
                                                                                               ============        ============


-------------------------------------------------------------------------------

The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE
                         STATEMENTS OF LOSS (UNAUDITED)


----------------------------------------------------------------------------------------------------------------------------------
                                                 NINE MONTHS ENDED        THREE MONTHS ENDED              11/13/80 (INCEPTION) TO
                                                   SEPTEMBER 30,              SEPTEMBER 30,                    SEPTEMBER 30,
                                                1997          1996          1997          1996             1997             1996
                                             ---------     ---------     ---------     ---------     ------------     ------------
Sales                                        $  18,679     $  34,911     $   5,129     $   5,786     $    856,056     $    831,514
Cost of sales                                   12,459        23,116         4,162         6,950          557,444          537,893
                                             ---------     ---------     ---------     ---------     ------------     ------------
      Gross Profit                               6,220        11,795           967        (1,164)         298,612          293,621
                                             ---------     ---------     ---------     ---------     ------------     ------------
Development stage expenses
      Research and development costs                 0             0             0             0        4,166,054        4,144,553
      Professional fees                        187,329       109,691        54,740        72,691        2,939,816        2,732,128
      Other development stage expenses         416,824       471,091       129,279       250,853        8,582,383        7,912,411
                                             ---------     ---------     ---------     ---------     ------------     ------------
         Total development stage expenses      604,153       580,782       184,019       323,544       15,688,253       14,789,092
Less: Revenue from cost recovery
     program                                        --            --            --            --          118,085          118,082
                                             ---------     ---------     ---------     ---------     ------------     ------------
      Net development stage expenses           604,153       580,782       184,019       323,544       15,570,168       14,671,010

Other income
      Investment and other income                4,288            75         2,071            --          731,913          727,626
      Management fees                                                                                      20,000           20,000
      Gain on sale of equipment                     --            --            --            --            7,620            7,620
                                             ---------     ---------     ---------     ---------     ------------     ------------
           Total other income                    4,288            75         2,071            --          759,533          755,246
                                             ---------     ---------     ---------     ---------     ------------     ------------
Net loss                                     $(593,645)    $(568,912)    $(180,981)    $(324,708)    $(14,512,023)    $(13,622,143)
                                             =========     =========     =========     =========     ============     ============
Loss per common share                        ($    .00)    ($    .00)    ($    .00)    ($    .00)    ($       .05)    ($       .06)
                                             =========     =========     =========     =========     ============     ============

-------------------------------------------------------------------------------

The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENTS OF DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
                                   (UNAUDITED)

-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

-------------------------------------------------------------------------------


                                                                          NINE MONTHS ENDED            11/13/80 (INCEPTION) TO
                                                                             SEPTEMBER 30                    SEPTEMBER 30
                                                                         1997           1996            1997              1996
                                                                      ---------      ---------      ------------      ------------
Cash flows used in operating activities
        Net loss                                                      $(593,645)     $(568,912)     $(14,512,023)     $(13,622,143)
                                                                      ---------      ---------      ------------      ------------
Adjustments to reconcile net loss to net cash used
        Depreciation and amortization                                     4,503          4,005           383,190           372,688
        Increase (decrease) in allowance for doubtful accounts               --             --             2,000             6,000
        Increase (decrease) in reserve for inventory obsolescence            --             --            27,000            40,000
        Loss on lease abandonment                                            --             --            19,550            19,550
        Gain on sale of fixed assets                                         --             --            (7,620)           (7,620)
        Common stock issued for services                                 29,500        167,750           573,459           625,959
        Common stock options issued for services                         14,398             --           177,678                --
        Common stock issued for interest                                 10,000             --            10,000                --
        Common stock issued for product rights                               --             --            12,501            12,501
        Change in
             Accounts receivable                                          2,369         15,331            (7,827)          (11,682)
             Inventory                                                    1,576          5,004           (89,695)         (105,080)
             Prepaid expenses and other current assets                   (6,546)         3,998            (6,571)           (4,853)
             Accrued payroll, officer                                    77,250         77,250           746,750           643,750
             Accrued interest, officer and affiliates                     8,225         24,024           138,333           127,630
             Accrued interest, other                                     18,998         18,976           192,129           166,814
             Accounts payable and accrued expenses                       38,258        (21,297)          931,049           895,835
             Advances from (to) affiliates                              (45,416)         3,871            62,358            28,442
                                                                      ---------      ---------      ------------      ------------
                  Total adjustments                                     153,115        298,912         3,164,284         2,809,934
                                                                      ---------      ---------      ------------      ------------
        Net cash used in operating activities                          (440,530)      (270,000)      (11,347,739)      (10,812,209)
                                                                      ---------      ---------      ------------      ------------
Cash flows from investing activities

        Sale of fixed assets                                          $      --      $      --      $     10,825      $     10,825
        Capital expenditures                                                 --             --          (363,305)         (363,305)
        Issuance of note receivable                                     (15,000)            --           (45,000)          (30,000)
        (Increase) decrease in deposits                                      --             --            (8,431)           (8,431)
        Decrease in note receivable                                          --             --            30,000            30,000
        Decrease in capitalized patents                                      --             --           (45,690)          (45,690)
                                                                      ---------      ---------      ------------      ------------
        Net cash used in investing activities                           (15,000)            --          (421,601)         (406,601)
                                                                      ---------      ---------      ------------      ------------


--------------------------------------------------------------------------------

The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

-------------------------------------------------------------------------------


                                                                      NINE MONTHS ENDED              11/13/80 (INCEPTION) TO
                                                                         SEPTEMBER 30                     SEPTEMBER 30
                                                                     1997            1996             1997              1996
                                                                  ---------      -----------      ------------      ------------
Cash flows from financing activities

        Proceeds for bonds unissued                               $      --      $        --      $    190,000      $    190,000
        Repayments for bonds unissued                                    --               --            (3,000)           (3,000)
        Proceeds for common stock unissued                               --               --           311,000           271,000
        Principal payments of note payable                          (61,000)        (235,000)         (368,000)         (307,000)
        Proceeds from issuance of note payable                           --               --           834,444           789,444
        Increase in capitalized organization costs                       --               --            (7,453)           (7,453)
        Proceeds from issuance of preferred stock                        --          505,000         1,105,000         1,105,000
        Proceeds from issuance of common stock                      516,530               --         9,707,609         9,181,079
                                                                  ---------      -----------      ------------      ------------
Net cash provided by financing activities                           455,530          270,000        11,769,600        11,219,070
                                                                  ---------      -----------      ------------      ------------

Net increase decrease in cash and cash equivalents                       --               --               260               260
Cash and cash equivalents, beginning                                    260              260                --                --
                                                                  ---------      -----------      ------------      ------------
Cash and cash equivalents, ending                                 $     260      $       260      $        260      $        260
                                                                  =========      ===========      ============      ============

Schedule of noncash financing transactions:
Issuance of common stock for non cash consideration:

        Common stock unissued                                     $  40,000      $   271,000      $    311,000      $    271,000
        From Loan Receivable                                         95,000               --            95,000                --
        Repayment of notes payable to IMRC                               --          182,444           182,444           182,444
        Repayment of accrued expenses to IMRC                         1,600          197,524           199,124           197,524
        Employee compensation, consulting services                   29,500           82,750           566,459           536,959
        Services provided in exchange for stock options              14,398           75,530           177,678           163,280


        Interest Expense                                             10,000            3,000            13,000             3,000
        Loan origination fee                                             --               --             4,000             4,000
        Acquisition of product rights                                    --               --            12,501            12,501
                                                                  ---------      -----------      ------------      ------------
                                                                  $ 190,498      $   812,248      $  1,561,206      $  1,370,708
                                                                  =========      ===========      ============      ============

------------------------------------------------------------------------------

The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
               STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL
               NOVEMBER 13, 1980 (INCEPTION) TO SEPTEMBER 30, 1997

                                   (UNAUDITED)

-------------------------------------------------------------------------------

 DATE STOCK                                         PRICE PER
   ISSUED            NUMBER OF SHARES                 SHARE          AMOUNT RECEIVED          NOTES
   ------            ----------------                 -----          ---------------          -----
  1/13/81              150,000,000               $      .0001          $   15,001               (A)
  1/31/81                4,400,000                      .025              110,000               (B)
    1981                   400,000                      .025               10,000               (C)
    1981                20,000,000                      .05             1,000,000               (B)
    1982                    20,000                      .40                 8,000               (C)
    1982                    97,500                      .20                19,500               (C)
    1982                 1,000,000                      .06                60,100               (D)
    1983                    52,500                      .20                10,500               (C)
    1983                    75,000                      .305               22,875               (E)
    1983                    25,000                      .235                5,875               (E)
    1983                    20,000                      .50                10,000               (C)
  12/29/83               7,300,000                      .50             3,650,000               (F)
    1984                       390                     1.00                   390               (G)
    1984                     5,948                      .50                 2,975               (G)
    1984                     1,000                      .375                  375               (C)
    1984                    72,500                      .25                18,125               (C)
    1984                     2,000                      .375                  750               (H)
    1984                     4,000                      .25                 1,000               (C)
    1984                   350,000                      .20                70,000               (C)
    1985                    26,500                      .281                7,453               (C)
    1985                    20,000                      .25                 5,000               (H)
    1985                       500                      .50                   250               (G)
    1985                     5,000                      .344                1,719               (C)
    1985                        50                     1.00                    50               (G)
    1985                     2,000                      .375                  750               (H)
    1985                     7,500                      .156                1,172               (C)
    1986                     6,882                      .50                 3,472               (G)
    1986                    85,000                      .1875              15,938               (H)
    1986                    11,650                      .281                3,276               (H)
    1986                   100,000                      .219               21,875               (H)
    1986                10,665,000                      .181            1,929,737               (I)
    1986                   202,000                      .156               31,562               (H)
    1986                    70,000                      .313               21,875               (H)
    1986                   134,855                      .20                26,939               (H)
    1987                 7,613,551                      .20             1,522,710               (G)
    1987                   476,110                      .295              140,478               (H)
    1987                     7,000                      .159                1,113               (B)
    1987                    15,000                      .312                4,687               (C)
    1987                   240,000                      .20                48,000               (B)
    1987                   100,000                      .218               21,875               (C)
    1988                   125,000                      .25                31,250               (C)
    1988                     2,500                      .218                  547               (H)
    1988                    10,000                      .20                 2,000               (G)

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

-------------------------------------------------------------------------------

DATE STOCK                                               PRICE PER
 ISSUED              NUMBER OF SHARES                      SHARE          AMOUNT RECEIVED       NOTES
 ------              ----------------                      -----          ---------------       -----
   1988                   100,000                           .25             25,000               (B)
   1988                 4,227,000                           .20            845,400               (B)
   1988                    25,000                           .156             3,906               (C)
   1988                    11,000                           .013               143               (H)
   1989                   400,000                           .080            32,000               (B)
   1989                     3,000                           .0938              282               (H)
   1989                   100,000                           .080             8,000               (B)
   1990                    25,000                           .010               250               (H)
   1990                20,311,000                           .010           203,110               (B)
   1990                10,500,000                           .010           105,000               (B)
   1991                 1,100,000                           .010            11,000               (B)
   1991                   100,000                           .010             1,000               (H)
   1991                    48,000                           .0625            3,000               (J)
   1991                    32,000                           .0625            2,000               (J)
   1991                 1,100,000                           .010            11,000               (J)
   1991                 1,100,000                           .010            11,000               (B)
   1991                   400,000                           .010             4,000               (C)
   1995                        --                                           87,750               (Q)
   1996                 1,250,000                           .08            100,000               (K)
   1996                11,375,000                           .0286          325,000               (K)
   1996                16,100,000                           .05            805,000               (K)
   1996                 1,300,000                           .01             13,000               (L)
   1996                12,900,000                           .02            258,000               (L)
   1996                   300,000                           .03              9,000               (M)
   1996                   280,000                           .05             14,000               (M)
   1996                   400,000                           .08             32,000               (M)
   1996                   100,000                           .065             6,500               (M)
   1996                   250,000                           .085            21,250               (M)
   1996               (15,368,820)                                             -0-               (N)
   1996                   420,000                          0.0238           10,000               (L)
   1996                11,150,000                          0.02            223,000               (L)
   1996                   428,600                           .035            15,000               (L)
   1996                   250,000                           .04             10,000               (L)
   1996                 1,075,220                           .05             53,761               (L)
   1996                   350,000                           .0258            9,032               (J)
   1996                 1,695,000                           .0345           59,175               (J)
   1996                    75,000                          0.04              3,000               (O)
   1996                   200,000                          0.05             10,000               (B)
   1996                        --                                           75,530               (Q)
   1997                   550,000                          0.05             27,500               (M)
   1997                   200,000                          0.05             10,000               (O)

-------------------------------------------------------------------------------

The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
               STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL
               NOVEMBER 13, 1980 (INCEPTION) TO SEPTEMBER 30, 1997
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------
      DATE STOCK                                                   PRICE PER
       ISSUED                      NUMBER OF SHARES                  SHARE                  AMOUNT RECEIVED     NOTES
       ------                      ----------------                  -----                  ---------------     -----
        1997                              5,000,000                    0.01                          50,000       (P)
        1997                              1,000,000                    0.02                          20,000       (P)
        1997                                      -                                                  14,398       (Q)
        1997                             11,130,600                    0.05                         556,530       (R)
        1997                                500,000                    0.05                          25,000       (P)
        1997                                 40,000                    0.05                           2,000       (M)
        1997                                 80,000                    0.02                           1,600       (L)


TOTAL SHARES - COMMON STOCK                                                                    306,364,536
                                                                                             =============

TOTAL PAID-IN CAPITAL                                                                        $  12,972,311
LESS: Notes Receivable for Stock Purchase                                                           95,000
LESS: Offering Expenses                                                                            473,495
                                                                                             -------------
NET PAID-IN CAPITAL - COMMON STOCK                                                           $  12,403,816
                                                                                             =============


-------------------------------------------------------------------------------

The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
               STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL
               NOVEMBER 13, 1980 (INCEPTION) TO SEPTEMBER 30, 1997

                                   (UNAUDITED)

-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

The accompanying note is an integral part of these financial statements.

                                 BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTE TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

-------------------------------------------------------------------------------


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

-------------------------------------------------------------------------------

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

Results of Operations

Net development stage expenses for the nine months ended September 30, 1997 and September 30, 1996 ($604,153 and $580,782 respectively) were slightly higher than those for the comparable period. The net development stage expenses for the three months ended September 30, 1997 and September 30, 1996 ($184,019 and $323,544 respectively) were higher in the 1996 period due to expenses relating to the Company's special shareholders meeting held in July 1996. Other development stage expenses include primarily salaries, rent, supplies, transfer agent fees, manufacturing, marketing, public relations and travel expenses. The Company's professional fees for the nine months ended September 30, 1997 compared to professional fees for September 30, 1996 ($187,329 and $109,691 respectively) were higher due to legal, accounting and consulting expenses incurred in connection with the Company's efforts to enhance its processes in connection with this reporting and registration matters under federal securities laws and its application for Medicare reimbursement with HCFA. The Company's professional fees for the three months ended September 30, 1997 compared to professional fees for the three month period ending September 30, 1996 ($54,740 and $72,691 respectively) were lower due to the extra accounting and legal expenses incurred in connection with the Special Shareholders meeting held in July 1996.

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

                                      BIOSONICS, INC.

Date:   February  10 , 1998           By: /s/Jack Paller
                                          --------------------
                                      Jack Paller, President, Chairman and
                                      Executive Officer, Principal Financial
                                      Officer and Principal Accounting Officer
                                      and Sole Director.