Form 10-K
period 1997-12-31
BIOSONICS INC
filed 1998-04-13
CIK 352715

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           ----------------------------
                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1997

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______ to _______.

                          Commission File Number:  0-11371
                                   BIOSONICS, INC.
                      -----------------------------------------
               (Exact name of registrant as specified in its charter)

                  Pennsylvania                          23-2161932
       --------------------------------           ------------------------
       (State or other jurisdiction of           IRS Employer
Identification           incorporation or organization)
No.)

                                260 New York Drive
                       Fort Washington, Pennsylvania 19034
                      ---------------------------------------
               (Address of principal executive offices) (Zip Code)
                                  (215) 646-7100
                     -----------------------------------------
               (Registrant's telephone number including area code)
                                       N/A
                     -----------------------------------------
             (Former name, former address and former fiscal year, if
                            changed since last report)

        Securities registered pursuant to Section 12(b) of the Act: NONE.

         Securities registered pursuant to Section 12(g) of the
Act:
                          Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.              /X/Yes     /  /No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. [   ]

Based on the average of the closing bid and asking prices as reported in the pink sheets on February 28, 1998 the aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $8,386,124.

Indicate the number of shares outstanding of each of the issuers shares of common stock, as of the latest practicable date: As of December 31, 1997, there were outstanding 307,964,536 shares of the Registrant's Common Stock, $.0001 par value.

Documents Incorporated by Reference:   None

                                   PART I

ITEM 1.   BUSINESS AND PROPERTIES

General

Biosonics, Inc. was incorporated in Pennsylvania in November 1980 as a subsidiary of International Management and Research Corporation ("IMRC"). Since its inception, the Company has been involved in the development and marketing of electrotherapeutic and diagnostic devices to manage and treat several intractable medical conditions, including extreme dry mouth, nasal/sinus congestion, urinary/fecal incontinence and impotence. The Company's non-invasive, electrotherapeutic and diagnostic devices offer relief from and improvement to such distressing disorders without drug related side effects or the ultimate need for surgery. The Company has received six patents on its devices. Furthermore, the Company has received FDA approval or clearance for marketing the Salitron(R) (dry mouth), Cystotron(TM) (urinary incontinence), Anotron(TM) (fecal incontinence) and the BIDDS(TM) Glove (diagnostic tool).

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

Products

The Company has developed various electrotherapeutic devices, six of which have been patented, and four of which have received FDA 510(k) clearance or PMA approval for marketing. The electrotherapeutic technology developed by the Company is based on the stimulation of nerves using the body's natural resources, to create a positive response in malfunctioning body organs and systems. All of the Company's developed devices are portable, battery-operated, non-surgical and non-invasive, and the Company believes that to date such devices have had no adverse side effect in any active user.

The Company has not manufactured any of its products during the past ten years and has made sales during 1996 and 1997 from existing inventory, consisting of Salitron System units and accessories. The Company believes it can sell and ship Salitron system units from this inventory after testing the equipment, and it believes that such sales could generate approximately $375,000 in revenue, although there can be no assurance that the Company will be able to effect such sales.

Biosonics will require additional funds, estimated to be approximately $3.0 million in the immediate future to continue its operations and implement current manufacturing and marketing plans. For a description of such plans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Plan of Operation for 1998."

The manufacturing of the Company's devices will be subject to regulatory requirements as outlined in "Governmental Regulation" herein and also to the availability of funds for such purposes. Biosonics warrants that its devices will be free from malfunction caused by manufacturing defects for 12 months from the date of purchase.

Salitron. This device induces salivation in certain persons who otherwise do not salivate normally. Lack of normal salivation can be caused by Sjogren Syndrome (an autoimmune disease), other diseases, medication, radiation, surgery or aging. U.S. Patent No. 4,519,400, covering the method for stimulating salivation utilized by a prior concept for the Salitron System, was issued to Biosonics on May 28, 1985. Biosonics believes, although there is no assurance, that the current versions of the Salitron are protected by such patent. U.S. Patent No. 4,637,405, covering the apparatus utilizing that prior concept, was issued to Biosonics on January 20, 1987. Biosonics also was issued parallel patents by seven foreign countries, although such foreign patents have lapsed due to a lack of funds. FDA clearance for commercial sale was received through a pre-market approval (PMA) application process in May 1988 for use in treating patients with dry mouth secondary to Sjogren Syndrome.

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

Biosonics has lacked the necessary funds to implement a marketing program for any of its devices. Biosonics' initial marketing efforts were for the Salitron and involved efforts to obtain Medicare reimbursement for the Salitron. On May 23, 1994, a proposed Notice was published in the Federal Register by the Federal Healthcare Financing Administration ("HCFA") that it intended to disapprove Biosonics' application for Medicare, although no final notice has yet been published. In 1996, Biosonics met with HCFA officials to urge a reevaluation of its intent to disapprove the Company's request for reimbursement approval. In February of 1997, HCFA advised Biosonics that it had examined its previous position and concluded that absent additional information, Medicare reimbursement for the Salitron was not warranted under current law. As a result, the Company has engaged a Washington DC law firm to explore with HCFA the extent of additional information that HCFA will require. On March 10, 1998 during a Senate Appropriations Subcommittee on Labor, Health and Human Services, and Education, a HCFA representative stated her intention to withdraw the May 23, 1994 Federal Register notice. A final decision on coverage of the Salitron remains under review by HCFA. Approximately 40 private insurance carriers have reimbursed Biosonics for patients' use of the Salitron and Medicaid reimbursement approval has been obtained in four states. There is no assurance that such reimbursement will continue to be available or will be at price levels sufficient to realize an appropriate
return to Biosonics.   Further, Biosonics cannot predict the effect, if any,
on the reimbursement from the private plans and Medicaid in the event that HCFA does not publish any notice of coverage of the Salitron System for Medicare purposes.

Biosonics has been directing the marketing of the Salitron to rheumotologists, ear nose and throat specialists, and dentists. Under this program each physician and dentist is supplied with a Salitron, training materials along with a video, and asked to test their patients who suffer from dry mouth.
This marketing effort was put on hold as too many potential patients are Medicare age who cannot afford to purchase the Salitron without Medicare coverage. In light of the recent developments with HCFA withdrawal of the previous "non-coverage" statement from the Federal Register, the Company is generating a marketing plan to increase sale of its' existing Salitron systems, and proceeding with a bid for manufacturing of additional systems.

Cystotron and Anotron Systems. These devices counteract urinary (Cystotron) and fecal (Anotron) incontinence. The Cystotron and Anotron have been cleared for sale by the FDA under two separate 510(k)submissions (See "Governmental Regulation," below). Biosonics has received a patent covering the Cystotron and Anotron and the method of treatment of incontinence utilized by these devices (U.S. Patent No. 5, 117,840).

Subject to the availability of funds, Biosonics is developing a marketing plan for the Cystotron device that will include a six-month study. Please refer to "Plan of Operation for 1998" for further information.

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

MEGS(TM). The MEGS (Male Electronic Genital Stimulator) is a device designed to counteract male impotence. On September 24, 1985, Biosonics was issued a United States patent (U.S. Patent No. 4,542,753) covering the method and apparatus for stimulating erections utilized by the MEGS Stimulator. Although several foreign patents were obtained, Biosonics allowed them to lapse due to lack of funds. Biosonics has also received a patent (U.S. Patent No. 4,663,102) covering methods for making certain components of the MEGS Stimulator. Further clinical studies are necessary before this device can be submitted to the FDA for marketing clearance or approval.

Nasotron(TM). The Nasotron is a self-contained non-surgical device intended to clear obstructed nasal-sinus passages, thereby countering pollen responses and other allergies and postnasal problems without the use of drugs. Biosonics has received United States Patent No. 4,590,942 with respect to the Nasotron. Although several foreign patents were obtained, these patents have lapsed due to lack of funds. Subject to the availability of additional funding, Biosonics plans to commence dosage studies for the Nasotron on patients to determine the optimal intensity and duration of the electronic impulse. After completion of the dosage study, assuming funds are available, it is intended that a double blind clinical study performed under protocols acceptable to the FDA be conducted and submitted to the FDA for approval prior to the commercial sale of the Nasotron.

Other Devices. In addition to the products outlined above, Biosonics has begun development or may in the future begin the development of other medical devices. Additional funds will be required to further the development, patent and submission for FDA approval of these devices. Biosonics is developing the Vagitron , which is a device designed to stimulate vaginal secretions in women with vaginal secretory deficiencies and to aid normal sexual function. The Immunotron is a device designed to influence the cerebral nervous system to activate the body's immune system. Other devices in development stages are intended to reduce cancerous cells in certain tumors in conjunction with chemotherapy and a device intended to accelerate wound healing by stimulating cell migration.

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

Patents and Trademarks

The Company has a number of patents and trademarks with respect to its devices, although there is no assurance that such rights will be adequate to protect the Company's proprietary technology. The following is a description of the Company's patent rights in their relative order of importance:


    Patent No.        Description                              Expiration Date
    4,519,400         Method for stimulating salivation               2002
                      used in connection with Salitron System

    4,637,405         Application for stimulating Salivation          2004
                      used in connection with the Salitron System

    5,117,840         Sphincter Training System used in connection    2009
                      with the Anotron and Cystotron Incontinence
                      Control System

    4,765,343         Application for transferring electric energy    2005
                      to/from living tissue used in connection with
                      the BIDDS Glove diagnostic tool

    4,542,753         Application and method for stimulating penile   2002
                      erectile tissue used in connection with the
                      Company's MEGS device

    4,663,102         Method of making a body member for use in       2004
                      genital stimulation used in connection with
                      the Company's MEGS device

    4,590,942         Application and Method for inhibiting nasal     2003
                      secretions


The Company's registered trademarks are "Anotron," "Biosonics," and "Salitron," which expire in 2007, 2008 and 2009, respectively.

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

Third Party Reimbursement

The Company believes that the overall escalating cost of medical products and services has led and will continue to lead to increased pressures upon the health care industry to reduce the cost of certain products and services, which may include those of the Company. These cost pressures are leading to increased emphasis on the price and cost-effectiveness of any treatment regimen and medical device. In addition, third party payers, such as governmental programs, private insurance plans and managed care plans that are billed by hospitals for such health care services, are increasingly negotiating the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payer, was experimental or was used for an unapproved indication. Although approximately 40 private insurance carriers have reimbursed Biosonics for the use of the Salitron system and Medicaid reimbursement approval has been obtained in four states, there is uncertainty as to whether third party payers will approve or continue to reimburse Biosonics for the devices and whether reimbursement, if approved or continued, will be sufficient for purchasers of the Company's products. On May 23, 1994, a proposed notice was published in the Federal Register by the HCFA that it intended to disapprove Biosonics' application for Medicare reimbursement for the Salitron System, although no final notice has yet been published. In 1996, Biosonics met with HCFA officials to urge a reevaluation of its intent to disapprove the Company's request for reimbursement approval. In February 1997, HCFA advised Biosonics that it had examined its previous position and concluded that absent additional information, Medicare reimbursement for the Salitron was not warranted under current law. As a result, the Company has engaged a Washington, DC law firm to explore with HCFA the extent of additional information that HCFA will require in order to approve Medicare reimbursement for the Salitron System. HCFA has requested that the Company provide additional data to establish the clinical utility of electrostimulation to evaluate the long-term effectiveness of electrostimulation and to identify the types of patients who would benefit from the procedure. In late October 1997, the Company submitted additional data to HCFA and is currently waiting for a response from HCFA. On March 10, 1998 during a Senate Appropriations Subcommittee on Labor, Health and Human Services, and Education, a HCFA representative stated her intention to withdraw the May 23, 1994 Federal Register notice. A final decision on coverage of the Salitron remains under review by the Agency. Further, Biosonics cannot predict the effect, if any, on the reimbursement from the private plans and Medicaid in the event that HCFA does not publish any notice of coverage of the Salitron System for Medicare purposes. Sales of the Company's devices may be adversely affected by the difficulty of purchasers' obtaining sufficient reimbursement from third party payers. There can be no assurance that the availability of third party reimbursements will continue and that changes in levels of such reimbursement will not adversely affect the profitability of the Company's products.

Competition.

The medical devices market is highly competitive. Furthermore, the medical devices market is characterized by rapid product development and technological changes. The Company believes that the Salitron System, used to relieve symptoms associated with Xerostomia, or dry mouth, a condition of Sjogren Syndrome, is the only product that stimulates salivary glands and produces saliva through a natural response of the glands from electrostimualtion. Recently a drug called Salagen has recently been marketed for the treatment of dry mouth resulting from Sjogren's Syndrome. The Company believes that the Salitron which has no reported side effects, could still compete in this market.

The Company is aware of at least three companies that have developed products similar to the Company's products used to treat incontinence, including one company that has developed a product similar to the Cystotron Incontinence Control System. The Company believes that its Cystotron Incontinence Control system will compete effectively with other products due to its portability and its personal use-at-home features. Also, the Company believes that its diagnostic tools and procedures used in conjunction with the Cystotron will enable the product to compete effectively in the market. Biosonics is not aware of any device that would be in direct competition to the BIDDS Glove.
It is possible that the Company's products could be rendered obsolete or uneconomical by technological advances by one or more of the Company's current or future competitors. There are other companies engaged in research and development in the medical field, many of which are well established with greater financial and marketing resources than the Company. Some of these companies offer products that address the same or similar medical problems as those addressed by certain of the Company's products. For example, the Company's Cystotron Incontinence Control System competes with products that are intended to maintain incontinence, such as diapers, menstrual pads, drugs and insertion plugs, and other non-electrostimulation products such as retraining devices, muscle exercisers and biofeedback devices. The Company's Salitron System also competes with palliative products such as drugs, hard candy and chewing gum, which may provide temporary relief of, but not treatment for, dry mouth symptoms. One or more companies in the medical device industry might develop products in the future similar to those being developed by the Company and be in the position to market them more successfully than the Company.

Employees

As of December 31, 1997, Biosonics had seven employees, of which five are full-time, consisting of the Chief Executive Officer, an operations manager, a products specialist, a registered nurse and a secretary and two who are part-time bookkeeping and clerical personnel. In September 1997, the Company added a product engineer to its staff, who was hired to develop a manufacturing plan for the Cystotron.

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

Salitron Medical Advisory Board

Biosonics Salitron Medical Advisory Board (the "Advisory Board") consists of individuals with expertise in the field related to Sjogren's Syndrome. It is anticipated that the Advisory Board will consult informally with Biosonics on an as-needed basis. Biosonics agreed to pay the Chairman of the Advisory Board $25,000 for his first year of service and grant him 100,000 shares of Common Stock. Dr. Talal received 240,000 shares in 1997 in lieu of the $25,000. The other members of the Advisory Board received 50,000 shares of Common Stock. The issuance of the shares is conditioned upon the Advisory Board member serving for a minimum of two years. All of the above mentioned shares were issued in the latter part of 1996. Except for Elaine Harris, who is the founder of the Sjogren's Syndrome Foundation, all of the members of the Advisory Board are employed by or retired from academic institutions or are
practicing physicians.   Each of the members has other commitments to other
entities that may limit their availability to Biosonics. Members of the Advisory Board are not expected to devote more than a small portion of their time to Biosonics. Although the Advisory Board did not formally meet in 1997.

The names of the persons serving on the Advisory Board and their respective institutional affiliation or former affiliation or occupation are as follows:

    Name                           Institutional Affiliation or Occupation
--------------------------         ----------------------------------------
Norman Talal, M.D.                 Retired, The University of Texas
Norman Gaylis, M.D.                Rheumotologists, Private Practice
Jonathon Ferguson, M.D.            Rheumotologists, Private Practice
Elaine Harris                      Founder, Sjogren's Syndrome Foundation
James Quinn, D.D.S.                Retired, Louisiana State University, School
                                      of Dentistry

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

                                          High Bid       Low Bid
                                          --------       -------
          1997
          ----
          First Quarter                  $  .075        $   .045
          Second Quarter                    .13             .045
          Third Quarter                     .115            .065
          Fourth Quarter                    .08             .0475

          1996
          ----
          First Quarter                  $  .08         $   .025
          Second Quarter                    .12             .055
          Third Quarter                     .195            .065
          Fourth Quarter                    .12             .04

The quotations set forth above reflect inter-dealer prices without mark-up, mark-down or commissions, and may not necessarily represent actual transactions. As of December 31, 1997, there were approximately 10,500 record holders of the Company's Common Stock. The Company has not, since its inception, declared any dividends.

ITEM 6.   SELECTED FINANCIAL DATA.

                                                      Year Ended December 31

----------------------------------------------
Statement of Loss Data:                      1997      1996      1995
1994      1993
-----------------------                      ----      ----      ----
----      ----
Sales                                      $ 26,763  $ 40,774  $ 62,506
$21,939  $ 30,578
Cost of sales                                22,639    30,208    41,980
17,817    45,461
                                           --------  --------  --------
-------- --------
Gross profit (loss)                        $  4,124  $ 10,566  $ 20,526  $
4,122  $(14,883)

Development stage expenses:
  Research and development costs           $    614  $ 21,500  $ 20,117  $
5,160  $  8,669
  Professional fees                         244,931   130,050    54,697
49,507    101,750
  Other development stage expenses          631,476   636,488   560,476   338,10
2   271,048
                                           --------  --------  --------
--------  --------
   Net development stage expenses          $877,021  $788,038  $635,290
$426,713  $329,224

Other income
   Investment income                       $  6,443  $   -     $  5,279  $
-     $   -
   Miscellaneous income                        -           75      -
-         -
   Gain on sale of equipment                   -         -         -
-           75
                                           --------  --------  --------
--------  --------
                                           $  6,443  $     75  $  5,279  $
-     $     75
                                           --------  --------  --------
--------  --------
   Net loss
($866,454)($777,397)($609,485)($422,591)($344,107)
   Loss per common share                      ($.00)    ($.00)    ($.00)
($.00)    ($.00)

                                                       As of December 31,

-----------------------------------------------------
Balance Sheet Data:                  1997        1996         1995
1994        1993
-------------------------------      ----        ----         ----
----        ----
Working Capital (Deficit)        ($2,323,266) ($2,150,027) ($2,709,883)
($2,477,004) ($2,059,248)
Total Assets                      $  155,123   $  174,187   $  133,650   $
119,445   $  125,009
Total Liabilities                 $2,456,138   $2,300,776   $2,810,091
$2,574,151   $2,157,124
Shareholders' Deficit            ($2,301,015) ($2,126,589) ($2,676,441)
($2,454,706) ($2,032,115)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Liquidity and Capital Resources

Biosonics' primary sources of funds to date have been proceeds from the sale of its securities including loans and advances for security purchases through offerings. The Company's financial problems have been long standing. The Company had promoted its Salitron system during the late 1980's and early 1990's, including promotion of the product through independent "dry mouth centers," with the goal of generating enough revenues to assist it with developing marketing programs for the Company's other products. The inability to obtain Medicare approval, however made it difficult for the company to receive reimbursement from private insurance carriers and Medicare, although some payments from private insurance carriers and Medicare have been received. The difficulties in obtaining Medicare reimbursement existed both prior and subsequent to HCFA's notice on May 23, 1994 of its intention to disapprove the Company's application for Medicare reimbursement for the Salitron System. See "Business and Properties -- Government Regulation." Of the Company's $27,500 in Salitron System sales revenues in 1997, $1,079 was received from Medicare, $12,157 was received from private insurance carriers and no revenues were received from Medicaid. In addition, $9,537 was received from Medicare and $1,646 was received from private insurance carriers for reimbursement of previous period sales. Approximately $5,000 in Medicare claims and $1,250 in private insurance carrier claims were still pending as of December 31, 1997. Because most of the patients who could use the Salitron System for relief of dry mouth condition are within the Medicare age group, the Company has lost the interest of patients and their physicians in the Salitron System, who have been unwilling to wait during the long process of reimbursement, which in some cases can be as long as one year. Reimbursements from Medicare are processed on a case-by-case basis in which the Company usually is required to go through a lengthy appeals process. The Company's operations, therefore, have been dependent upon sales of its securities, loans and advances, and the Company has had to shift to a marketing strategy for the Cystotron Incontinence Control System, as outlined below under "Plan of Operation for 1998." There can be no assurance however, that this strategy will be successful or that it can solve the Company's financial problems.

Forward Looking Statements

All statements contained in this report that are not historical facts, including but not limited to the company's plans for product development and marketing, are based on current expectations. These statements are forward-looking (as defined in the U.S. Private Securities Litigation Reform Act of 1995 and the Act) in nature and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as "may", "will", "should", "expect", "anticipate", "believe", "estimate" or "continue", or the negative thereof or other variations thereon or comparable terminology. Actual results may vary materially, as discussed herein. The factors that could cause actual results to vary materially include: The availability of capital to finance the Company's operations on terms satisfactory to the Company; the availability of clearances or approvals of the Company's products by federal, state and foreign governmental authorities; the market acceptance of the Company's products; the availability of reimbursement by third part payors, including Medicare reimbursement; product liability claims; the availability of protection of the Company's patents and future litigation relating to protection of its patent, trade secrete and know-how; the Company's dependence on Jack Paller; general business and economic conditions and competition from products that address the same or similar medical problems as those addressed by the Company's products; and other risks that may be described from time to time in the reports that the Company will be required to file with the Commission. The Company cautions potential investors not to place undue reliance on any such forward-looking statements.

Recent Capital Transactions

The Company, as of December 31, 1997, owes an aggregate of $154,000 in interest bearing loans, $99,000 of which is payable to Jack Paller, and an aggregate of $93,000 in non-interest bearing loans. In 1989, Biosonics offered to its shareholders the right to subscribe for 11-1/2% convertible subordinated debentures, which offering was terminated by Biosonics prior to completion. The debentures were never issued and, due to a lack of funds, except for $4,000 which was reimbursed to investors in 1990, the proceeds raised were never returned to the investors. In 1990, Biosonics offered the investors the right to convert their debentures into Common Stock, and investors who purchased an aggregate of $16,000 of the debentures converted their debentures into 1,180,000 shares of Common Stock. As of December 31, 1997 the outstanding principal balance of such debt was $187,000 and the accrued interest thereon was $175,104.

During the year ended December 31, 1997, Biosonics issued Common Stock shares as follows: (i) 310,000 shares at $.05 per share for payment of financial consulting services, (ii) 40,000 shares at $.05 per shares for payment of marketing consulting services, (iii) 240,000 shares at $.05 per share for payments to Dr. Talal as final payment for his services on the Salitron Advisory Board, (iv) 80,000 shares at $.02 per share were issued as a correction to previous issuance (v) 200,000 shares at $.05 per share for interest payment on one loan established in 1991; (vi) 12,730,600 shares at $.05 per share to twenty investors for participation in a private placement
(vii) 5,000,000 shares at $.01 per share plus 1,000,000 shares at $.02 per share plus 500,000 shares at $.05 per share were issued to three investors, respectively, in exercise of stock options, for which the Company received promissory notes in the aggregate principal amount of the purchase price of $95,000 and for which such shares are being used as collateral. All shares issued and explained above are restricted and may not be sold except in accordance with the registration requirements under the Act or an exemption from such requirements such as Rule 144.

In 1997, the Company had net positive cash flow from financing activities of $555,530. This consisted of $586,530 from the issuance of common stock. The repayment of notes payable totaling $31,000 offset these receipts. The Company expended $6,021 for computer equipment and $15,000 to an individual for a note receivable. The Company had a negative cash flow from operations of $534,509.

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

In 1995, the Company had positive cash flow from financing activities of $310,000, consisting of $300,000 received from the sale of preferred stock and $10,000 from the issuance of a note payable to IMRC. The Company expended $31,261 for capital expenditures in connection with computer and telephone equipment and had negative cash flow from operating activities of $278,739.

Plan of Operation for 1998

Biosonics will require additional funds estimated to be approximately $3.0 million in the immediate future to continue its operations and implement current manufacturing and marketing plans. The Company has completed a tentative marketing plan for the Cystotron product. This plan includes matters relating to the manufacturing and sales of the devices as well as the production of a six-month marketing study for the product. The purpose of the study is to provide further data for physicians to assist them in deciding whether to prescribe the Cystotron System for their patients. In connection with this tentative marketing plan, the Company has recently added an engineer to its staff to review and implement a manufacturing bid process for the product. It is intended that this engineer will also review the Company's other products in connection with the possible updating of the technology associated with such products. The Company is also planning to develop a strategy to market its products in the international market. The Company has initiated contact with various companies in the European market and in India.

The Company's anticipated funding needs result from the following breakdown:

              Allocation Item                                Funds Required
     Operating costs                                         $  750,000
     Manufacturing costs for 1,000 units (with accessories)     450,000
     Finders fees for approximately $2.0 million international  100,000 distributorship arrangement (does not include any
          fees and expenses to be negotiated with distributor)
     Cystotron Advisory Board fees                               60,000
     Marketing study with 500 women                           1,000,000
     Marketing and advertising costs for Cystotron              375,000
     Seminar for Physicians post study                          250,000
                    Total                                    $2,985,000

The above numbers are estimated based on certain compilations of expenses. Operating costs are estimated based on certain staff, office space, equipment and professional fees required for administrating the Company in 1998 in connection with its proposed plan of operation. Manufacturing costs are based on estimated costs from manufacturing to produce the Cystotron System and accessories, for services required for the marketing study and for sales in 1998. The finder's fee is the anticipated cost of paying the company's consultant to generate a $2 million arrangement for European distribution. These costs do not include any further expenses for exporting and acquiring the European CE Mark required for importing to Europe, and the company believes that these additional fees will be negotiated as part of the distributor contract. The Cystotron Advisory Board fee is based upon an estimate provided by the proposed head of the board. The $1 million for the marketing study includes fees to the physicians for their study of patients as well as nursing staff, biostatisticians and laboratory costs to be incurred to produce the results of the study. Marketing and advertising costs for the Cystotron are estimated amounts derived in connection with publications advertising and TV/cable/radio advertising, for introducing the product to the public. The seminar/symposium for the physicians at the end of the study will be the Company's method of verifying the product's efficacy to the medical community, inasmuch as the Company's products must be prescribed by a physician prior to sale. These estimated costs are for printing expenses, location and media required for the symposium.

The bid process in connection with the manufacturing of the Cystotron product is expected to result in a bid being awarded in early 1998. The "manufacturing bid process" consists of the Company's generating a "request for proposal" document, which sets forth the manufacturing, quality assurance and other particulars regarding the Cystotron and the completion of turnkey manufacturing, ie., full assembly, packaging and labeling of the product. The Company will also supply drawings for the bidder to review. Each prospective manufacturer of the Cystotron must bid on the project by a specified date.
The Company will review the bids based upon the price, service and qualifications of the respective manufacturers and award the project to the manufacturer selected by the Company as a result of this process. The manufacturer will then have the responsibility to produce the product within the outlined time frame, in accordance with the specifications provided by the Company in compliance with applicable regulations. In connection with the Company's marketing efforts in connection with the Cystotron, the Company is planning to establish a medical board of advisors to perform the above-described six-month study of the Cystotron product.

Depending on the Company's ability to raise additional funds to commence and implement its marketing plan for the Cystotron product and the establishment of the market study and a sales team for the product, of which there can be no assurance, the Company anticipates that sales of the Cystotron product will commence in the latter part of 1998 or early 1999.

The Company is also working on a marketing plan for the Salitron device. At this time, the Company plans to initiate this marketing plan upon acceptance of insurance reimbursement from Medicare. The Company does have current inventory for the Salitron, and believes that this existing inventory is not obsolete and that the Company can sell and ship such units after testing the equipment. The Company believes that the amount of revenue that could be generated from such sales is approximately $375,000. The engineer is therefore also preparing to administer the "manufacturing bid process", as stated above, for the Salitron Device. The manufacturing of the Salitron is contingent on available funds at the time that the Salitron Inventory is depleted.

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

Biosonics does not have any material commitments for capital expenditures, although management is considering making capital expenditures during 1998 in connection with the manufacturing of the Cystotron System, if funds
become available, as described above.   The extent of the development or
testing, if any, of Biosonics' other devices will depend on the availability of funds, and there is no assurance that development or testing of the devices will occur or be successful.

Results of Operations

Biosonics' net development stage expenses increased $88,983 or 11.29% in 1997 as compared to 1996 ($877,021 and $788,038 respectively) primarily due to an increase in professional fees with respect to securities-related issues.

Product sales decreased to $26,763 in 1997 as compared to $40,774 in 1996 as a result of the discontinuance of the marketing program of the Salitron System due to lack of funds.

The increase of investment income during 1997 was due to Biosonics' issuance of Notes Receivables upon exercising stock options. These funds were used for operations of the Company which concentrated its efforts and resources on obtaining Medicare approval of the Salitron System.

Biosonics' professional fees consist primarily of legal, accounting and consulting fees. Other development stage expenses include primarily salaries, rent, supplies, transfer agent fees, manufacturing, marketing, public relations and travel expenses.

Jack Paller, President and chief executive officer of the Company, has loaned money to fund certain of the Company's operations from time to time. The principal amount of a secured note payable to Mr. Paller is currently $99,000 bearing interest at the prime rate plus 1.5% per annum. This note is secured by the Company's assets, including, but not limited to, the Company's patents. Also, other vendors of the Company have recorded judgements or liens against the Company in the aggregate amount of $194,132.

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

Biosonics notes that IMRC Holdings, Inc. may have been required to file, and has not filed, Forms 4 reporting certain of the transactions in Biosonics' Common Stock. In addition, Mr. Paller has filed four Form 5 reports late to report four transactions for gifts and one other Preferred Stock conversion transaction.

ITEM 11.  EXECUTIVE COMPENSATION.

                                      Summary Compensation Table
                                           Annual Compensation
                                  ----------------------------------
     Name &                                     Salary         Bonus
     Principal Position            Year           $              $
     --------------------         ------      -----------   ---------
     Jack Paller,                  1997        103,000(1)       --
     Chairman, President,          1996        103,000(1)       --
     Treasurer and Secretary       1995        103,000(1)       --

----------------------------
     (1) Mr. Paller, the Company's sole director and executive officer, has deferred the receipt of his salary every year from the year ended December 31, 1990 through December 31, 1997, and Mr. Paller did not receive or defer any other benefits or compensation for serving as an executive officer of Biosonics during those years. Such salary deferrals are included in the Company's current debt as accrued payroll, and Mr. Paller and the Company have orally agreed that Mr. Paller's deferred salary will not be paid until the

Company has sufficient available resources and the payment of any such deferred salary will not disrupt or jeopardize the Company's cash flow. In his capacity as an executive officer of IMRC, Mr. Paller deferred his salary from IMRC for the years ended December 31, 1989 through 1997, including $42,000 of deferred salary per year for the years ended December 31, 1995, 1996 and 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

The following table lists the number of shares of Biosonics' Common Stock beneficially owned by all persons known to Biosonics to be beneficial owners of more than 5% of Biosonics' Common Stock and by the sole director and officer of Biosonics and the percentage of all outstanding shares held by such person:

     Name of Beneficial Owner                No. of Shares      Percentage
     --------------------------              -------------      ----------
     Jack Paller                               11,467,300           4.0%
     260 New York Drive
     Fort Washington, Pennsylvania 19034

     IMRC Holdings, Inc.(1)                   110,138,930          38.26%
     106 Quigley Boulevard
     New Castle, Delaware 19720

----------------------------------
     (1) IMRC Holdings, Inc. is a wholly owned subsidiary of IMRC. As of December 31, 1997 Jack Paller owned 40.2% of the outstanding shares of IMRC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

All of the shares of common stock of Biosonics owned by IMRCH and Jack Paller are subject to a securities restriction agreement which prevents any sales by them of the Common Stock of Biosonics at less than $.05 per share.

During 1989, Mr. Paller and his late spouse loaned $250,000 to Biosonics at an interest rate of 1.5% over the prime rate charged by CoreStates Bank, not to exceed an annual rate of 18%. The loan is payable on demand and is secured by all of Biosonics' assets. During 1989, 1,250 shares of Biosonics' Series B Preferred Stock were issued to Mr. Paller and his spouse in satisfaction of the principal amount of $125,000 of their loan. During 1991, Mr. Paller loaned Biosonics an additional $10,000. The highest principal amount outstanding under these loans during 1997 was $99,000. Mr. Paller has also loaned $11,000 to IMRC.

In recent years, IMRC has acted as the receiving and disbursement agent for all cash receipts and disbursements for the Company. The resulting receivable or payable, as the case may be, is reflected in the Company's balance sheets and cash flow statements as advance to or from affiliates. As of December 1997, the Company provided a $50,000 allowance for estimated uncollectible amounts against these advances. The Company expects to continue this arrangement through at least the late part of 1998.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

     (A)  Financial Statements & Exhibits

     1.   Financial Statements                              Page

          Auditors' Report                                  F-1

          Balance Sheets at December 31, 1996 and 1997      F-3
          Statements of Operations for Each of the Three
            Years in the Period Ended December 31, 1997
            and the period from November 13, 1980
            (Inception) to December 31, 1997                F-5
          Statements of Changes in Shareholders' Equity
            (Deficiency)for the Period from November 13,
            1980 (Inception) to December 31, 1997           F-6
          Statements of Cash Flows for each of the Three
            Years in the Period ended December 31, 1997
            and the period from November 13, 1980
            (Inception) to December 31, 1997                F-15
          Notes to Financial Statements                     F-17

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

     3.   Exhibits

          *3.1 Articles of Incorporation as amended (Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

          *3.5 By-laws of Registrant, as amended. (Exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1983 ["1983 Form 10-K"]).

          *3.6 Amended and Restated Article VII of the Registrant's Bylaws as adopted on May 7, 1987. (Exhibit to 1988 Form 10-K).

          *3.7 Amendment to Registrant's By-Laws (Exhibit 3.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 ["1994 Form 10-K"]).

          *10.1 Agreement between Registrant and IMRC with respect to opportunities in the field of medical technology. (Exhibit to 1981 Form 10-K).

          *10.2 Lease dated October 1, 1996, between Biosonics and New York Drive Associates L.L.C. (Exhibit to 1996 Form 10-K).

          *10.6 Securities Restriction Agreement dated September 30, 1987 between Registrant and International Management & Research Corporation, Jack and Sarah Paller, and Henry S. Brenman. (Exhibit to 1987 Form 10-K).

          *10.16 Note in the amount of $250,000, dated June 27, 1989, of Biosonics, Security Agreement, dated June 27, 1989, between Biosonics and Jack and Sarah Paller and Assignment of Patent as Collateral Security, dated June 27, 1989, of Biosonics. (Exhibit 10.16 to Form 10-K).

          *21. Subsidiaries. (Exhibit 21 to 1994 Form 10-K).

           27. Financial Data Schedule

     (B)  Reports on 8-k

     The Registrant did not file any reports on Form 8-K during the quarter ended December 31,
1997.
--------------------------------
*      Incorporated by reference.



                              SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BIOSONICS, INC.


                                   By:_____________________________________
                                       Jack Paller, President, Chairman
&
                                       Chief Executive Officer

Date:     April 3, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   By:_____________________________________
                                       Jack Paller, President, Chairman
                                       (Principal Executive Officer),
                                       Treasurer (Principal Financial Officer
                                       and Principal Accounting Officer) and
                                       Director

Date:     April 3, 1998.

                           BIOSONICS, INC.
                 (A Development Stage Enterprise)

                             *  *  *
                December 31, 1997, 1996 and 1995

                          BIOSONICS, INC.
                (A Development Stage Enterprise)
                            CONTENTS
                December 31, 1997, 1996 and 1995

                                                            Page number
Auditors' Report                                             F-1 & F-2

Financial Statements:

  Balance Sheets at December 31, 1997 and 1996               F-3 & F-4

  Statements of Operations for Each of the Three Years
  in the Period Ended December 31, 1997 and the Period
  from November 13, 1980 (Inception)to December 31, 1997     F-5

  Statements of Changes in Shareholders' Equity (Deficiency)
  for the Period from November 13, 1980 (Inception) to
  December 31, 1997                                          F-6 through F-14

  Statements of Cash Flows for Each of the Three Years in
  the Period Ended December 31, 1997 and the Period from
  November 13, 1980 (Inception) to December 31, 1997         F-15 & F-16

  Notes to Financial Statements                              F-17 through F-31



































                       INDEPENDENT AUDITORS' REPORT
Board of Directors
Biosonics, Inc.
(A Development Stage Enterprise)

We have audited the accompanying balance sheets of Biosonics, Inc. (a development stage enterprise) as of December 31, 1997 and 1996, and the related statements of operations, changes in shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1997 and for the period from November 13, 1980 (Inception) to December 31,
1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The amounts shown in the statements of operations and cash flows under the caption "Period from November 13, 1980
(Inception) to December 31, 1997" include the period from November 13, 1980
(Inception) to December 31, 1985 which we did not audit. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts for the period
November 13, 1980 (Inception) to December 31, 1985, is based solely on the reports of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosonics, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 and for the period from November 13, 1980 (Inception) to December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net shareholders' deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments to the financial statements that might result from the outcome of this uncertainty.

/s/ Morris J. Cohen & Co., P.C.

MORRIS J. COHEN & CO., P.C.
Philadelphia, Pennsylvania
February 24, 1998













                             BIOSONICS, INC.
                     (A Development Stage Enterprise)
                             BALANCE SHEETS
                        December 31, 1997 and 1996

                                ASSETS

                                                 1997                1996
                                               ---------           --------
Current assets
  Cash                                         $     260           $     260
  Accounts receivable (net of allowance
     for doubtful accounts of $2,000 in 1997
     and 1996)                                     2,630               8,196
  Interest receivable                              3,259
  Inventories                                     42,117              64,271
  Note receivable                                 15,000
  Advances to affiliate                           66,606              77,997
  Prepaid expenses and other current assets        3,000                  25
                                                ---------           ---------
       Total current assets                      132,872             150,749


Equipment, furniture and leaseholds,
  net of accumulated depreciation
  and amortization                                13,820              15,007

Deposits                                           8,431               8,431
                                                ---------           ---------
       Total assets                             $155,123            $174,187
                                                =========           =========

The accompanying notes are an integral part of these financial statements.

                                                                   F-3

                      LIABILITIES AND SHAREHOLDERS' DEFICIENCY

                                                 1997                1996
                                               ----------         ----------
Current liabilities
  Notes payable
   Officer and affiliate                      $    99,000        $   115,000
   Other                                          148,000            173,000
  Accrued payroll, officer                        772,500            669,500
  Accrued interest
   Officer and affiliate                           66,357             55,905
   Other                                          198,738            173,131
  Accounts payable and other
   accrued expenses                               922,093            824,790
  Advances from affiliates                         62,450             62,450
  Payments received for unissued debentures       187,000            187,000
  Payments received for unissued securities                           40,000
                                              ------------       ------------
       Total current liabilities                2,456,138          2,300,776

Commitments and contingencies (Note 11)

Shareholders' deficiency
  Preferred stock - authorized
   10,000,000 shares (inclusive of Series
   A, B, C and D) at $1 par value, no shares
   issued and outstanding
  Common stock - $.0001 par value; authorized
   750,000,000 shares issued and outstanding
   307,964,536 shares in 1997, 287,863,936
   shares in 1996                                  30,797             28,787
  Capital in excess of par value               12,548,020         11,763,002
  Notes receivable from sale of stock        (     95,000)
  Deficit accumulated during
   development stage                         ( 14,784,832)      ( 13,918,378)
                                            --------------      -------------
       Shareholders' deficiency              (  2,301,015)      (  2,126,589)


       Total liabilities and
        shareholders' deficiency           $      155,123      $     174,187
                                            =============       ============

The accompanying notes are an integral part of these financial statements.

                                                                  F-4

                                 BIOSONICS, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS

                                                                  Period from
                                                                  November 13,
                                                                      1980
                                                                  (Inception)
                                   Year Ended December 31,             to
                                 ---------------------------      December 31,
                              1997           1996         1995
1997
Sales                      $ 26,763      $ 40,774     $ 62,506    $   864,140

Cost of sales                22,639        30,208       41,980        567,624
                           --------      --------     ---------    -----------
Gross profit                  4,124        10,566       20,526        296,516
                           --------      --------     ---------    -----------
Development stage
 expenses
  Research and
   development costs            614        21,500       20,117      4,166,667

  Professional fees         244,931       130,050       54,697      2,997,418

  Other development
   stage expenses           631,476       636,488      560,476      8,797,034
                            --------      --------      -------    -----------
    Total development
     stage expenses         877,021       788,038      635,290     15,961,119
Less - Revenue from
 cost recovery program                                                118,082
                            --------      --------     --------    -----------
Net development
 stage expenses             877,021       788,038      635,290     15,843,037
                           --------      --------      ---------   -----------
Other income
  Investment and
   other income               6,443            75        5,279        734,069
  Management fees                                                      20,000
  Gain on sale of
   equipment                                                            7,620
                          ----------    ----------    ----------  ------------
                              6,443            75        5,279        761,689
                          ----------    ----------   ----------   ------------
Net loss                  ($866,454)    ($777,397)   ($609,485)  ($14,784,832)
                          ==========    ==========   ==========   ============
Loss per common share         ($.00)        ($.00)       ($.00)         ($.05)
                          ==========    ==========   ==========   ============

The accompanying notes are an integral part of these financial statements.
                                                                     F-5

                                BIOSONICS, INC.
                        (A Development Stage Enterprise)
                    STATEMENTS OF CHANGES IN SHAREHOLDERS'
                              EQUITY (DEFICIENCY)
         Period from November 13, 1980 (Inception) to December 31, 1997

                                          Common Stock               Notes
                                       Shares         Amount      Receivable
                                      ---------      ---------     ----------
Capital subscriptions received
Net loss for the period from
 November 13, 1980 (Inception) to
 December 31, 1980

Balance, December 31, 1980

Common stock issued January 1981
 ($.0001 per share)                   125,010,000     $12,501
Common stock issued January 1981
 ($.0001 per share                     24,990,000       2,499
Common stock issued January 1981
 ($.025 per share)                      4,400,000         440
Common stock issued January 1981
 ($.025 per share)                        200,000          20
Common stock issued March 1981
 ($.025 per share)                        200,000          20
Common stock issued October 1981
 ($.05 per share)                      20,000,000       2,000
Offering expenses
Warrants to purchase 1,000,000
 shares of common stock at $.06
 per share issued October 1981
 ($.0001 per share)
Net loss for the year ended
 December 31, 1981
                                      -----------     -------
Balance, December 31, 1981            174,800,000      17,480

Common stock issued November 1982
 ($.40 per share)                          20,000           2
Common stock issued November 1982
 ($.20 per share)                          97,500          10
Common stock issued pursuant to
 exercise of warrants December
 1982 ($.06 per share)                  1,000,000         100
Adjustment of offering expenses
Net loss for the year ended
 December 31, 1982
                                      -----------     -------
Balance, December 31, 1982            175,917,500      17,592

Preferred Stock                                   Deficit       Shareholders'
Series A, B and D        Capital in Excess    Accumulated During      Equity
Shares      Amount        of Par Value       Development Stage   (Deficiency)
-------    --------    -----------------    ------------------  ------------
                          $   65,000                            $   65,000


                                              ($       50)      (       50)
                        ---------------      ----------------   -----------
                              65,000          (        50)          64,950


                                                                    12,501 (1)

                                    1                                2,500 (3)

                               44,560                               45,000 (3)

                                4,980                                5,000 (2)

                                4,980                                5,000 (2)

                              998,000                            1,000,000 (3)
                          (   277,766)                         (   277,766)



                                  100                                  100

                                              (   150,446)     (   150,446)
                          ------------        ------------     ------------
                              839,855         (   150,496)         706,839


                                7,998                                8,000 (2)

                               19,490                               19,500 (2)


                               59,900                               60,000 (3)
                                1,500                                1,500

                                              (   428,634)     (   428,634)
                             ---------         ----------      ------------
                              928,743         (   579,130)         367,205


                             BIOSONICS, INC.
                    (A Development Stage Enterprise)
                  STATEMENTS OF CHANGES IN SHAREHOLDERS'
                      EQUITY (DEFICIENCY)(Continued)
         Period from November 13, 1980 (Inception) to December 31, 1997

                                             Common Stock            Notes
                                           Shares     Amount     Receivable
                                        ----------    ------    ------------
Balance forward at December 31, 1982    175,917,500    17,592

Common stock issued January 1983
 ($.20 per share)                            22,500         2
Common stock issued March 1983
 ($.020 per share)                           30,000         3
Common stock issued pursuant to
 exercise of stock options April
 1983 ($.235 to $.305 per share)            100,000        10
Common stock issued June 1983
 ($.50 per share)                            20,000         2
Common stock issued November 1983
 ($.50 per share)                         6,500,000       650
Offering expenses
Common stock issued December 1983
 ($.50 per share)                           800,000        80
Net loss for the year ended
 December 31, 1983
                                        -----------    ------
Balance, December 31, 1983              183,390,000    18,339

Common stock issued pursuant to
 exercise of Series A warrants
 March 1984 to December 1984 ($.50
 per share)                                   5,948         1
Common stock issued pursuant to
 exercise of Series B warrants
 March 1984 to October 1984 ($1.00
 per share)                                     390
Common stock issued May 1984 to
 December 1984 ($.25 per share)              76,500         8
Common stock issued May 1984 and
 September 1984 ($.375 per share)             3,000
Common stock issued December 1984
 ($.20 per share)                           350,000        35
Adjustment of offering expenses
Net loss for the year ended
 December 31, 1984
                                        -----------    ------
Balance, December 31, 1984              183,825,838    18,383

Preferred Stock                                   Deficit       Shareholders'
Series A, B and D        Capital in Excess    Accumulated During      Equity
Shares      Amount        of Par Value       Development Stage   (Deficiency)
-------    --------    -----------------    ------------------  ------------
                             928,743         (   579,130)          367,205


                               4,498                                 4,500 (2)

                               5,997                                 6,000 (2)


                              28,740                                28,750 (4)

                               9,998                                10,000 (2)

                           3,249,350                             3,250,000 (3)
                         (    94,685)                          (    94,685)

                             399,920                               400,000 (3)

                                              (   702,429)     (   702,429)
                          ----------          ------------     ------------
                           4,532,561          ( 1,281,559)       3,269,341




                               2,973                                 2,974 (3)



                                 390                                   390 (3)

                              19,117                                19,125 (2)

                               1,125                                 1,125 (2)

                              69,965                                70,000 (2)
                         (     8,129)                          (     8,129)

                                             ( 1,071,417)      ( 1,071,417)
                         ------------        ------------      ------------
                           4,618,002         ( 2,352,976)        2,283,409

                             BIOSONICS, INC.
                    (A Development Stage Enterprise)
                  STATEMENTS OF CHANGES IN SHAREHOLDERS'
                      EQUITY (DEFICIENCY)(Continued)
          Period from November 13, 1980 (Inception) to December 31, 1997

                                            Common Stock             Notes
                                         Shares        Amount     Receivable
                                        --------      --------    -----------
Balance forward at December 31, 1984   183,825,838     18,383

Common stock issued January 1985 to
 October 1985 ($.28 per share)              26,500          3
Common stock issued March 1985 ($.34
 per share)                                  5,000
Common stock issued March 1985 ($.25
 per share)                                 20,000          2
Common stock issued pursuant to exercise
 of Series A ($.50 per share) and
 Series B ($1.00 per share) warrants           550
Common stock issued August 1985
 ($.375 per share)                           2,000
Common stock issued November 1985
 ($.156 per share)                           7,500          1
Net loss for the year ended
 December 31, 1985
                                       -----------     ---------
Balance, December 31, 1985             183,887,388     18,389

Common stock issued January 1986 to
 October 1986 ($.19 per share)              85,000          8
Common stock issued February 1986
 ($.28 per share)                           11,650          1
Common stock issued March 1986 ($.22
 per share)                                100,000         10
Common stock issued March 1986 ($.18
 per share)                             10,665,000      1,067
Offering expense
Common stock issued April 1986 to
 September 1986 ($.16 per share)           202,000         20
Common stock issued November 1986 and
 December 1986 ($.31 per share)             70,000          7
Common stock issued pursuant to
 exercise of Series A ($.50 per
 share) and Series B ($1.00 per
 share) warrants                             6,882          1
Common stock issued pursuant to
 exercise of Series A and Series B
 ($.20 per share) warrants                 134,855         13
Net loss for the year ended
 December 31, 1986
                                       ------------    -------
Balance, December 31, 1986             195,162,775     19,516


Preferred Stock                                   Deficit       Shareholders'
Series A, B and D        Capital in Excess    Accumulated During      Equity
Shares      Amount        of Par Value       Development Stage   (Deficiency)
-------    --------    -----------------    ------------------  ------------
                           4,618,002          ( 2,352,976)       2,283,409


                               7,450                                 7,453 (2)

                               1,719                                 1,719 (2)

                               4,998                                 5,000 (2)


                                 300                                   300 (3)

                                 750                                   750 (2)

                               1,171                                 1,172

                                              ( 1,649,361)      (1,649,361)
                           ---------          ------------       ----------
                           4,634,390          ( 4,002,337)         650,442


                              15,929                                15,937 (2)

                               3,244                                 3,245 (2)

                              21,865                                21,875 (2)

                           1,928,670                             1,929,737 (5)
                         (    94,415)                          (    94,415)

                              31,542                                31,562 (2)

                              21,868                                21,875 (2)



                               3,472                                 3,473 (3)


                              26,958                                26,971 (3)

                                             ( 1,790,003)      ( 1,790,003)
                           ---------         ------------      ------------
                           6,593,523         ( 5,792,340)          820,699

                             BIOSONICS, INC.
                    (A Development Stage Enterprise)
                  STATEMENTS OF CHANGES IN SHAREHOLDERS'
                      EQUITY (DEFICIENCY)(Continued)
          Period from November 13, 1980 (Inception) to December 31, 1997

                                             Common Stock             Notes
                                           Shares        Amount     Receivable
                                        -----------     -------     ----------
Balance forward at December 31, 1986    195,162,775     19,516

Common stock issued January 1987
 ($.33 per share)                           263,430         26
Common stock issued May and June 1987
 ($.25 per share)                           145,500         14
Common stock issued July 1987
 ($.14 per share)                             7,000          1
Common stock issued August 1987
 ($.24 per share)                            67,180          7
Common stock issued October 1987
 ($.31 per share)                            15,000          2
Common stock issued October 1987
 ($.20 per share)                           240,000         24
Common stock issued December 1987
 ($.22 per share)                           100,000         10
Common stock issued pursuant to
 exercise of Series A and Series B
 warrants ($.20 per share)                7,613,551        761
Net loss for the year ended
 December 31, 1987
                                        -----------     ------
Balance, December 31, 1987              203,614,436     20,361

Common stock issued January 1988
 ($.25 per share)                           125,000         12
Common stock issued January 1988
 ($.22 per share)                             2,500          1
Common stock issued March 1988
 ($.20 per share)                            10,000          1
Common stock issued March 1988
 ($.25 per share)                           100,000         10
Common stock issued June 1988
 ($.20 per share)                         4,227,000        423
Common stock issued September 1988
 ($.16 per share)                            25,000          2
Common stock issued December 1988
 ($.01 per share)                            11,000          1
Preferred stock-Series A issued
 December 1988 ($100.00 per share)
Net loss for the year ended
 December 31, 1988
                                        -----------     ------
Balance, December 31, 1988              208,114,936     20,811


Preferred Stock                                   Deficit       Shareholders'
Series A, B and D        Capital in Excess    Accumulated During      Equity
Shares      Amount        of Par Value       Development Stage   (Deficiency)
-------    --------    -----------------    ------------------  ------------
                           6,593,523          (  5,792,340)        820,699


                              87,657                                87,683 (4)

                              36,723                                36,737 (4)

                                 999                                 1,000 (3)

                              16,163                                16,170 (4)

                               4,686                                 4,688 (4)

                              47,976                                48,000 (3)

                              21,865                                21,875 (4)


                           1,521,949                             1,522,710 (3)

                                              (  1,655,959)    ( 1,655,959)
                           ---------          -------------    ------------
                           8,331,541          (  7,448,299)        903,603


                              31,238                                31,250 (2)

                                 546                                   547 (2)

                               1,999                                 2,000 (3)

                              24,990                                25,000 (3)

                             844,977                               845,400 (3)

                               3,904                                 3,906 (2)

                                 142                                   143 (2)

1,000      $1,000             99,000                               100,000 (3)

                                              (  1,372,913)    ( 1,372,913)
------     -------         ---------          -------------    ------------
1,000       1,000          9,338,337          (  8,821,212)        538,936

                            BIOSONICS, INC.
                    (A Development Stage Enterprise)
                 STATEMENTS OF CHANGES IN SHAREHOLDERS'
                     EQUITY (DEFICIENCY)(Continued)
        Period from November 13, 1980 (Inception) to December 31, 1997

                                            Common Stock             Notes
                                         Shares        Amount     Receivable
                                       --------     ---------    ------------
Balance forward December 31, 1988     208,114,936      20,811

Common stock issued March 1989 and
 May 1989 ($.08 per share)                500,000          50
Common stock issued May 1989 ($.09
 per share)                                 3,000
Preferred stock-Series B issued
 June 1989 and September 1989
 ($100.00 per share)
Net loss for the year ended
 December 31, 1989

Balance, December 31, 1989            208,617,936      20,861

Common stock issued January 1990
 ($.01 per share)                          25,000           3
Common stock issued July 1990
 ($.01 per share)                      20,311,000       2,031
Common stock issued December 1990
 ($.01 per share)                      10,500,000       1,050
Net loss for the year ended
 December 31, 1990
                                      -----------     -------
Balance, December 31, 1990            239,453,936      23,945

Common stock issued January 1991
 ($.01 per share)                       1,200,000         120
Common stock issued January 1991
 ($.0625 per share)                        48,000           5
Common stock issued April 1991
 ($.01 per share)                       1,500,000         150
Common stock issued April 1991
 ($.01 per share)                         600,000          60
Common stock issued April 1991
 ($.0625 per share)                        32,000           3
Common stock issued June 1991
 ($.01 per share)                         500,000          50
Net loss for the year ended
 December 31, 1991
                                      -----------     -------
Balance, December 31, 1991            243,333,936      24,333

Net loss for the year ended
 December 31, 1992
                                      -----------     -------
Balance, December 31, 1992            243,333,936      24,333


Preferred Stock                                   Deficit       Shareholders'
Series A, B and D        Capital in Excess    Accumulated During      Equity
Shares      Amount        of Par Value       Development Stage   (Deficiency)
-------    --------    -----------------    ------------------  ------------
1,000      1,000           9,338,337          (  8,821,212)        538,936


                              39,950                                40,000 (3)

                                 281                                   281 (2)


3,250      3,250             321,750                               325,000 (6)

                                              (  1,116,882)    ( 1,116,882)
------    -------         ----------          -------------    ------------
4,250      4,250           9,700,318          (  9,938,094)    (   212,665)


                                 247                                   250 (2)

                             201,080                               203,111 (3)

                             103,950                               105,000 (3)

                                              (  1,046,939)    ( 1,046,939)
-----     -------         ----------          ------------     -----------
4,250      4,250          10,005,595          ( 10,985,033)    (   951,243)


                              11,880                                12,000 (4)

                               2,995                                 3,000 (7)

                              14,850                                15,000 (4)

                               5,940                                 6,000 (7)

                               1,997                                 2,000 (7)

                               4,950                                 5,000 (7)

                                              (    371,471)    (   371,471)
-----      ------        -----------          ------------     -----------
4,250      4,250          10,048,207          ( 11,356,504)    ( 1,279,714)


                                              (    408,294)    (   408,294)
------    -------        -----------          -------------    ------------
4,250      4,250          10,048,207          ( 11,764,798)    ( 1,688,008)

                                                                  F-10

                              BIOSONICS, INC.
                     (A Development Stage Enterprise)
                   STATEMENTS OF CHANGES IN SHAREHOLDERS'
                       EQUITY (DEFICIENCY)(Continued)
       Period from November 13, 1980 (Inception) to December 31, 1997

                                            Common Stock              Notes
                                         Shares        Amount      Receivable
                                      -----------     -------      ----------
Balance forward December 31, 1992     243,333,936      24,333

Net loss for the year ended
December 31, 1993
                                      -----------      ------
Balance, December 31, 1993            243,333,936      24,333

Net loss for the year ended
 December 31, 1994
                                     ------------    --------
Balance, December 31, 1994            243,333,936      24,333

Stock options granted February
 1995

Preferred stock-Series D issued
 between June 1995 and December
 1995 ($100.00 per share)

Net loss for the year ended
 December 31, 1995
                                    ------------    ---------
Balance, December 31, 1995           243,333,936       24,333

Stock options granted January
 and February 1996

Preferred stock-Series D issued
 January 1996 to July 1996

Common stock issued pursuant to
 the conversion of preferred
 stock, July 1996 Series A ($.08
 per share), Series B ($.0286 per
 share) and Series D ($.05 per share) 28,725,000        2,873

Common stock contributed to the
 Company by IMRCH August 1996       ( 15,368,820)     ( 1,537)

Common stock issued July 1996
 ($.01 per share)                      1,300,000          130

Common stock issued July 1996
 ($.02 per share)                     12,900,000        1,290


Preferred Stock                                  Deficit       Shareholders'
Series A, B and D       Capital in Excess    Accumulated During      Equity
Shares      Amount       of Par Value       Development Stage   (Deficiency)
-------    --------   -----------------    ------------------  ------------
  4,250    4,250          10,048,207           ( 11,764,798)   ( 1,688,008)



                                               (    344,107)   (   344,107)
  ------   -----          ----------           -------------   ------------
  4,250    4,250          10,048,207           ( 12,108,905)   ( 2,032,115)


                                               (    422,591)   (   422,591)
  ------   ------         ----------           -------------   ------------
  4,250    4,250          10,048,207           ( 12,531,496)   ( 2,454,706)


                              87,750                                87,750



  3,000    3,000             297,000                               300,000 (3)


                                               (    609,485)   (   609,485)
  ------   ------        ------------          -------------   ------------
  7,250    7,250          10,432,957           ( 13,140,981)   ( 2,676,441)


                              75,530                                75,530


  5,050    5,050             499,950                               505,000 (3)





(12,300) (12,300)              9,427                                 -0-


                               1,537                                 -0-  (11)


                              12,870                                13,000 (3)


                             256,710                               258,000 (3)


                             BIOSONICS, INC.
                   (A Development Stage Enterprise)
                 STATEMENTS OF CHANGES IN SHAREHOLDERS'
                     EQUITY (DEFICIENCY)(Continued)
          Period from November 13, 1980 (Inception) to December 31, 1997

                                         Common Stock          Notes
                                       Shares       Amount   Receivable
                                      ---------    --------  ------------
Common stock issued August 1996
 ($.02 per share)                    11,150,000      1,115

Common stock issued August 1996
 ($.0238 per share)                     420,000         42

Common stock issued August 1996
 ($.0258 per share)                     350,000         35

Common stock issued July 1996
 ($.03 per share)                       300,000         30

Common stock issued August 1996
 ($.035 per share)                      428,600         43

Common stock issued August 1996
 ($.0345 per share)                   1,695,000        170

Common stock issued August 1996
 ($.04 per share)                       250,000         25

Common stock issued November 1996
 ($.04 per share)                        75,000          7

Common stock issued July 1996
 ($.05 per share)                       280,000         28

Common stock issued August 1996
 ($.05 per share)                     1,075,220        108

Common stock issued November 1996
 ($.05 per share)                       200,000         20

Common stock issued September 1996
 ($.065 per share)                      100,000         10

Common stock issued July 1996
 ($.08 per share)                       400,000         40

Common stock issued September 1996
 ($.085 per share)                      250,000         25

Net loss for the year
 ended December 31, 1996
                                    ------------   --------
                                    287,863,936     28,787

Preferred Stock                                  Deficit       Shareholders'
Series A, B and D       Capital in Excess    Accumulated During      Equity
Shares      Amount       of Par Value       Development Stage   (Deficiency)
-------    --------   -----------------    ------------------  ------------

                              221,885                            223,000  (10)


                                9,958                             10,000  (10)


                                8,997                              9,032  (10)


                                8,970                              9,000  (2)


                               14,957                             15,000  (10)


                               59,005                             59,175  (10)


                                9,975                             10,000  (10)


                                2,993                              3,000  (9)


                               13,972                             14,000  (2)


                               53,654                             53,762  (10)


                                9,980                             10,000  (3)


                                6,490                              6,500  (2)


                               31,960                             32,000  (2)


                               21,225                             21,250  (2)


                                            (    777,397)    (   777,397)
-------   -------        -------------      -------------    ------------
  -0-      -0-              11,763,002      ( 13,918,378)    ( 2,126,589)


                            BIOSONICS, INC.
                    (A Development Stage Enterprise)
                  STATEMENTS OF CHANGES IN SHAREHOLDERS'
                     EQUITY (DEFICIENCY)(Continued)
         Period from November 13, 1980 (Inception) to December 31, 1997

                                         Common Stock           Notes
                                        Shares     Amount     Receivable
                                       --------   --------    -----------
Common stock issued January 1997
 ($.02 per share)                        80,000         8

Common stock issued January 1997
 ($.01 per share)                     5,000,000       500      (50,000)

Common stock issued February, March
 and May 1997 ($.05 per share)          590,000        59

Common stock issued March 1997
 ($.05 per share)                       200,000        20

Stock option granted March, 1997

Common stock issued March 1997
 ($.02 per share)                     1,000,000       100      (20,000)

Common stock issued May 1997
 ($.05 per share)                       500,000        50      (25,000)

Common stock issued May 1997
 ($.05 per share)                    10,930,600     1,093

Common stock issued May 1997
 ($.05 per share)                       200,000        20

Common stock issued December 1997
 ($.05 per share)                     1,600,000       160

Net loss for the year
 ended December 31, 1997
                                    -----------   -------    ---------
                                    307,964,536   $30,797    ($95,000)

Preferred Stock                                  Deficit       Shareholders'
Series A, B and D       Capital in Excess    Accumulated During      Equity
Shares      Amount       of Par Value       Development Stage   (Deficiency)
-------    --------   -----------------    ------------------  ------------
                              1,592                                1,600 (10)


                             49,500                                 -0-  (12)


                             29,441                               29,500 ( 2)


                              9,980                               10,000 ( 9)

                             14,398                               14,398


                             19,900                                -0-   (12)


                             24,950                                -0-   (12)


                            545,437                              546,530 ( 3)


                              9,980                               10,000 ( 8)


                             79,840                               80,000 ( 3)


                                          (    866,454)      (   866,454)
-------  -------       ------------       -------------      ------------
  -0-    $  -0-         $12,548,020       ($14,784,832)      ($2,301,015)

                                                             F-13

                           BIOSONICS, INC.
                 (A Development Stage Enterprise)
               STATEMENTS OF CHANGES IN SHAREHOLDERS'
                  EQUITY (DEFICIENCY) (Continued)
       Period from November 13, 1980 (Inception) to December 31, 1997




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

(11) Shares of Biosonics, Inc. contributed by IMRC as a capital contribution.

(12) Shares issued upon exercise of stock options.









The accompanying notes are an integral part of these financial statements.



                                                             F-14

                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
                      STATEMENTS OF CASH FLOWS

                                               Year Ended December 31,
                                             -----------------------------
                                           1997         1996         1995
                                         --------     --------     --------
Cash flows from
 operating activities
  Net loss                              ($866,454)   ($777,397)   ($609,485)
                                        ----------   ----------   ----------
  Adjustments to reconcile
   net loss to net cash
   used in operating activities
    Depreciation and amortization           7,208       10,004       20,117
    Increase (decrease) in
     allowance for doubtful
     accounts                              50,000    (   4,000)
    Increase (decrease)in reserve
     for inventory obsolescence                      (  13,000)
    Loss on lease abandonment
    Gain on sale of equipment
    Common stock issued
     for services                          41,100       85,750
    Common stock options
     issued for services                   14,398       75,530       87,750
    Common stock issued for
     product rights
    Changes in operating assets
     and liabilities
      Accounts receivable                   5,566       16,817    (  16,543)
      Inventories                          22,154       18,813       15,603
      Interest receivable               (   3,259)
      Prepaid expenses and other
       current assets                   (   2,975)       8,828    (   2,121)
      Accrued payroll, officer            103,000      103,000      103,000
      Accrued interest
       Officer and affiliate               10,452       26,502       41,771
       Other                               25,607       25,293       24,842
      Accounts payable and
       accrued expenses                    97,303    (  24,342)      16,309
      Advances from (to)
       affiliates                       (  38,609)      83,202       40,018
                                        ----------    ---------    ---------
                                          331,945      412,397      330,746
                                        ----------    ---------    ---------
    Net cash used in operating
     activities                         ( 534,509)   ( 365,000)   ( 278,739)
                                        ----------    ---------    ---------

</TABLE









  Period from
  November 13,
      1980
 (Inception) to
  December 31,
     1997
---------------
 ($14,784,832)
---------------


      385,895


       52,000

       27,000
       19,550
(       7,620)

      585,059

      177,678

       12,501


 (      4,630)
 (     69,117)
 (      3,259)

 (      3,000)
      772,500

      140,560
      198,738

      990,095

       69,164
-------------

    3,343,114
-------------

 ( 11,441,718)
--------------




                                                            F-15












                         BIOSONICS, INC.
                 (A Development Stage Enterprise)
                     STATEMENTS OF CASH FLOWS
                            (Continued)



                                         Year Ended December 31,
                                      ----------------------------------
                                         1997        1996        1995
                                     ----------    ---------  ----------
Cash flows from
 investing activities
  Capital expenditures                (  6,021)               ( 31,261)
  Proceeds from sale of equipment
  Issuance of note receivable         ( 15,000)
  Increase in deposits
  Decrease in note receivable
  Patent
expenditures
                                     ---------                ----------
 Net cash used in investing
   activities                        ( 21,021)                 (
31,261)
                                     ---------                ----------
Cash flows from financing
 activities
  Payments received for unissued
   debentures and securities                         40,000
  Principal payments of note
   payable                           ( 31,000)     (235,000)
  Proceeds from issuance of
   notes payable                                     45,000     10,000
  Increase in capitalized
   organization costs
  Proceeds from issuance of
   preferred stock                                  505,000    300,000
  Proceeds from issuance of
   common stock                       586,530        10,000
                                     ---------     ---------
---------

  Net cash provided by
   financing activities               555,530       365,000    310,000
                                     ---------     ---------  ---------

Net increase in cash

Cash, beginning                           260           260        260
                                     --------      --------   --------
Cash, ending                          $   260      $    260   $    260
                                     ========      ========   ========


The accompanying notes are an integral part of these financial statements.

   Period from
   November 13,
       1980
 (Inception) to
  December 31,
      1997
---------------

 (    369,326)
       10,825
 (     45,000)
 (      8,431)
       30,000
 (     45,690)
---------------

 (    427,622)
---------------




      498,000

 (    338,000)

      834,444

 (      7,453)

    1,105,000

    9,777,609
--------------


   11,869,600
--------------

          260


--------------

  $       260
==============

                          BIOSONICS, INC.
                 (A Development Stage Enterprise)
                   NOTES TO FINANCIAL STATEMENTS
                 December 31, 1997, 1996 and 1995



1.   Organization

Since November 1980, Biosonics, Inc. has pursued the development of medical devices. Since the Company has not significantly commenced the production and sale of the medical devices, it is classified as a development stage enterprise in accordance with Statement of Financial Accounting Standard No. 7.

IMRC Holdings, Inc. (IMRCH) owned 36% and 38% of the Company's common stock at December 31, 1997 and 1996, respectively. IMRCH is a wholly-owned subsidiary of International Management & Research Corporation (IMRC). The Company's president owns approximately 4% of the common stock of the Company and also owns approximately 40% of the common stock of IMRC.

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

Cash transactions

During 1997, 1996 and 1995, IMRC acted as the receiving and disbursing agent for all cash receipts and disbursements for the Company. The resulting receivable or payable is reflected in the accompanying balance sheets as advances to or from affiliates.

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

                            BIOSONICS, INC.
                    (A Development Stage Enterprise)
                      NOTES TO FINANCIAL STATEMENTS
                    December 31, 1997, 1996 and 1995


2.   Summary of significant accounting policies (Continued)

Loss per share

Loss per share was calculated based on the weighted average number of shares outstanding of 301,423,494 in 1997, 261,976,354 in 1996 and 243,333,936 in
1995. Common stock equivalents, including convertible preferred stock and common stock options outstanding, are not included in the calculation of loss per share amounts for each period because they would be anti-dilutive.

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

3.   Results of operations

The Company incurred net losses of $866,454, $777,397 and $609,485 for the years ended December 31, 1997, 1996 and 1995, respectively, and at December 31, 1997, the Company had a shareholders' deficiency of $2,301,015.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net shareholders' deficiency that raise substantial doubt about its ability to continue as a going concern.

                           BIOSONICS, INC.
                  (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS
                  December 31, 1997, 1996 and 1995

3.   Results of operations (Continued)

Management plans to meet its financial requirements necessary to continue in operations by seeking additional equity and debt financing through private placement or public offerings, joint venture arrangements and product sales. Management believes that the steps it has taken in revising its operating and financial requirements provides the Company with the ability to continue in existence. The financial statements do not include any adjustments to the financial statements that might result from the outcome of this uncertainty.

4.   Inventories

Inventories at December 31, 1997 and 1996 consist of the following:

                                             1997         1996
                                         ---------      --------
Raw material                                             $20,166
Finished goods                             $42,117        71,105
                                         ---------      --------
                                            42,117        91,271
Less reserve for obsolescence                -0-          27,000
                                         ---------      --------
                                           $42,117       $64,271

5.   Equipment, furniture and leaseholds

                                            1997           1996
                                         ---------       --------
  Leasehold improvements                                 $ 3,100
  Machinery and equipment                 $ 48,745        48,745
  Office equipment                          37,282        64,325
  Furniture and fixtures                   142,028       138,636
                                          --------       --------
                                           228,055       254,806
  Less accumulated depreciation
   and amortization                        214,235       239,799
                                          --------       -------
                                          $ 13,820      $ 15,007
                                          ========      ========

Depreciation expense was $7,208 in 1997, $10,004 in 1996 and $20,117 in 1995.

6.   Advances to/from affiliates

At December 31, 1997, the Company had advances to IMRC of $66,606 (net of allowance for doubtful account of $50,000) and advances from IMRCH of $62,450.

At December 31, 1996, the Company had advances to IMRC of $77,997 and advances from IMRCH of $62,450.

                                BIOSONICS, INC.
                       (A Development Stage Enterprise)
                        NOTES TO FINANCIAL STATEMENTS
                       December 31, 1997, 1996 and 1995


7.   Notes payable

Notes payable at December 31 are summarized as follows:

                                              1997             1996
                                            --------         --------
Officer and affiliate

  Notes payable on demand to an officer
  of the Company, secured by Company
  assets, bearing interest at prime plus
  1.5% per annum (effective rate of 7.54%
  at December 31, 1997)                      $ 99,000        $115,000
                                             ========        ========

  Other

  Unsecured notes payable on demand,
  bearing interest at 12% per annum on
  $10,000 and 11 1/2% per annum on $25,000.    35,000          35,000

  Unsecured note payable on demand,
  bearing interest at 7% per annum.            20,000

  Unsecured, non-interest bearing notes
  payable on demand, $68,000 of which is
  secured by the Company's assets.             93,000          138,000
                                             --------         --------
                                             $148,000         $173,000
                                             ========         ========

See also Note 11 - "Unissued Securities".

8.   Payments received for unissued debentures and securities

Payments received for unissued debentures and securities at December 31 are summarized as follows:

                                               1997              1996
                                              -------          --------
  In October 1989, the Company offered
  to its shareholders  the  right  to
  subscribe to 11.5% convertible debentures.
  Interest is accrued at 11.5% on
  these funds (See Note 11).                  $187,000         $187,000
                                              ========         ========

  Cash received for stock, not yet
  issued (See Notes 9 & 11).                                   $ 40,000
                                                               ========

                                                             F-20

                              BIOSONICS, INC.
                    (A Development Stage Enterprise)
                      NOTES TO FINANCIAL STATEMENTS
                     December 31, 1997, 1996 and 1995


9.   Shareholders' equity

IMRCH and the Company's current officers and directors held in the aggregate, approximately 40% of the Company's outstanding common stock at December 31, 1997 and 42% at December 31, 1996. Certain of these shares held by officers and directors have been gifted to various entities and individuals. These shares are subject to a securities restriction agreement which provides that such shareholders will not sell any of their shares of the Company's common stock for less than $.05 per share.

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

                              BIOSONICS, INC.
                      (A Development Stage Enterprise)
                        NOTES TO FINANCIAL STATEMENTS
                       December 31, 1997, 1996 and 1995


9.   Shareholders' equity (Continued)

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

During the year ended December 31, 1983, the shareholders approved an incentive stock option plan for the Company's employees. Two million shares of common stock were reserved for issuance under the plan. Under the plan, options may be granted to purchase shares of the Company's stock at a price equal to at least the average of the closing bid and asked prices of the Company's stock on the date of grant. The options generally become exercisable upon the achievement of certain milestones in the development of the Company's products. The options terminate after ten years from the date of grant or after termination of the individual's services to the Company, whichever comes first. No charge to income will result from the grant or exercise of the options. As of December 31, 1997 and 1996, there were no options outstanding under the employee incentive stock option plan.

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

                             BIOSONICS, INC.
                    (A Development Stage Enterprise)
                      NOTES TO FINANCIAL STATEMENTS
                    December 31, 1997, 1996 and 1995


9.  Shareholders' equity (Continued)

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

                              BIOSONICS, INC.
                     (A Development Stage Enterprise)
                       NOTES TO FINANCIAL STATEMENTS
                     December 31, 1997, 1996 and 1995


9.   Shareholders' equity (Continued)

In March 1997, the Company granted common stock options for 500,000 shares, exercisable at $.05 per share, to its general counsel, a non-employee. In January and February 1996, the Company granted common stock options to non-employees for 6,000,000 shares, exercisable at $.02 per share. In February 1995, the Company granted to non-employees common stock options for 10,000,000 shares, exercisable at $.01 per share. These options were issued in exchange for various services performed on the Company's behalf. Transfer of the shares, issued upon the exercise of the options, will be restricted subject to registration requirements of the Securities Act of 1933 or an exemption from such requirements such as Rule 144 of the SEC. The fair value of these options was estimated on the grant dates using the Black-Scholey option-pricing model with the following assumptions used for 1997 and 1996:

                                                  1997            1996
                                                ----------     -----------
Dividend yield                                        0%               0%
Expected volatility                                 105%        125%-132%
Risk-free interest rate                               6%               6%
Expected life                                    3 years          2 years
Discount for lack of marketability                   35%              35%
Estimated fair value                             $14,398          $75,530

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

Accordingly, no compensation cost has been recognized for this option. Had compensation costs been recognized for this option, the Company's 1996 net loss would have been increased by $10,644 and there would have been no effect on the Company's loss per common share. This estimated fair value was also based on the Black-Scholey option-pricing model with the following assumptions: Dividend yield of 0%; expected volatility of 128%; risk-free interest rate of 6%; expected life of 2 years; discount for lack of marketability of 35%.

                             BIOSONICS, INC.
                     (A Development Stage Enterprise)
                       NOTES TO FINANCIAL STATEMENTS
                     December 31, 1997, 1996 and 1995


9.   Shareholders' equity (Continued)

Stock options granted by the Company during 1997, 1996, and 1995 vested upon issuance and expire in two to four years from the date of grant.

A summary of stock option activity is as follows:

                                                1997             1996
                                           -------------     ------------
Stock options, beginning of year             16,250,000       10,000,000
Options issued                                  500,000        6,250,000
Options exercised                            (6,500,000)            -0-
Options terminated or expired                      -0-              -0-
                                           -------------     ------------
Stock options, end of year                   10,250,000       16,250,000
                                           =============     ============

10.  Income taxes

The Company has available at December 31, 1997, unused operating loss carry forwards and tax credits, which may provide future tax benefits expiring as follows:

Year of expiration                         Carry forwards        Credits
----------------------                    ---------------      ----------
1998                                       $   766,000
1999                                         1,055,000           $7,000
2000                                         1,642,000            2,000
2001                                         1,781,000
2002                                         1,617,000
2003                                         1,364,000
2004                                         1,105,000
2005                                           788,000
2006                                           434,000
2007                                           278,000
2008                                           250,000
2009                                           308,000
2010                                           401,000
2011                                           643,000
2012                                           781,000
                                           -----------          --------
                                           $13,213,000           $9,000

                            BIOSONICS, INC.
                  (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS
                   December 31, 1997, 1996 and 1995


10.  Income taxes (Continued)

The tax effects of temporary differences that give rise to deferred tax assets at December 31, 1997 and 1996 are as follows:

                                    Federal      State      Federal    State
                                      1997        1997       1996       1996
                                  ----------   --------    ---------  -------
  Net operating loss
   carry forwards                  $4,474,000   $115,000    $4,357,000
$158,000
  Tax credits                          3,000                   79,000
  Accrued payroll,
    officer                          263,000     77,000       228,000   60,000
  Stock options
    outstanding                       46,000     14,000        55,000   15,000
  Other temporary
    differences                       14,000      5,000        14,000
                                  ----------   --------    ----------  -------
                                   4,800,000    211,000     4,733,000  233,000
  Less valuation
    allowance                      4,800,000    211,000     4,733,000  233,000
                                  ----------   --------    ----------  -------
  Net deferred
    tax asset                     $    -0-     $  -0-      $    -0-    $  -0-
                                  ==========   ========    ==========  =======

SFAS No. 109 requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." As the ultimate utilization of net operating loss carry forwards and tax credits depends on the Company's ability to generate sufficient taxable income in the future, the losses in recent years and the Company's desire to be conservative make it appropriate to record a valuation allowance.

11.  Commitments and contingencies

Lease

The Company leases its executive offices under a noncancellable operating lease which expires in September 1998. The minimum future rental payments required under this lease are $30,026 in 1998.

Rent expense was $40,035, $39,333 and $33,861 for the years ended December 31, 1997, 1996 and 1995, respectively.

                          BIOSONICS, INC.
                 (A Development Stage Enterprise)
                   NOTES TO FINANCIAL STATEMENTS
                 December 31, 1997, 1996 and 1995


11.  Commitments and contingencies (Continued)

Liens

Included in accounts payable are liabilities for which certain vendors and officers have secured liens against all of the Company's assets totaling $126,142 in 1997 and 1996.

Consulting arrangement

The Company formed a Salitron Medical Advisory Board whose chairman is entitled to receive compensation in the amount of $25,000 at December 31, 1995. In addition, upon serving a minimum of two years, board members are entitled to certain shares of the Company's common stock. In 1996, 300,000 shares valued at $9,000 were issued under this arrangement.

Legal matters

Convertible debenture offering

In 1989 Biosonics, Inc. raised $207,000 through a public offering of its 11.5% convertible debentures. The Company terminated the offering prior to completion, as the Company was unable to raise the minimum specified in the offering document. Debentures were not issued and amounts were not returned to the investors with the exception of $4,000. Subsequently, $16,000 of said amount was converted into 1,180,000 shares of common stock. $100,000 of these liabilities are secured by essentially all of the Company's assets. The Company has accrued interest on these funds totaling $175,014 and $153,599 at December 31, 1997 and 1996, respectively. The Company plans to repay the investors, with interest, when there is sufficient cash flow to permit such repayments.

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

                                BIOSONICS, INC.
                      (A Development Stage Enterprise)
                       NOTES TO FINANCIAL STATEMENTS
                      December 31, 1997, 1996 and 1995


11.  Commitments and contingencies (Continued)

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

Payroll taxes

At December 31, 1997, the Company was in arrears in the payment of federal and state payroll taxes and had not made related tax filings.

                             BIOSONICS, INC.
                    (A Development Stage Enterprise)
                      NOTES TO FINANCIAL STATEMENTS
                    December 31, 1997, 1996 and 1995


12.  Supplemental disclosure of cash flow information

                                                             Period from
                                                             November 13,
                                                             1980 (Inception)
                                  Year Ended December 31,    to December 31,
                                 1997      1996      1995          1997
                               --------   -------   -------  ----------------
Cash paid for
  Interest                     $-0-       $-0-      $128         $33,031
                               =====      =====     ======      =========

Supplemental schedule of noncash financing activities

The Company issued the following amounts of common stock for noncash consideration:

                                                              Period from
                                                              November 13,
                                                              1980(Inception)
                                  Year Ended December 31,     to December 31,
                                 1997      1996      1995           1997
                                ------    -------   -------   ----------------
Common stock not
 previously issued           $ 40,000    $271,000              $  311,000
Employee
 compensation,
 consulting
 services                      29,500      82,750                 566,459
Notes receivable               95,000                              95,000
Services provided
 in exchange for
 stock options                 14,398      75,530    $87,750      177,678
Loan origination
 fee                                                                4,000
Acquisition of
 product rights                                                    12,501
repayment of
 accrued expenses
 to IMRC                        1,600     197,524                 199,124
Interest expense               10,000       3,000                  13,000
Repayment of
 notes payable
  IMRC                                    182,444                 182,444
  Other                        10,000                              10,000
                             --------    -------     --------  -----------
                             $200,498    $812,248    $87,750   $1,571,206
                             ========    ========    ========  ===========

In September 1989, preferred stock-Series B was issued upon the conversion of $125,000 of demand note payable.

                              BIOSONICS, INC.
                      (A Development Stage Enterprise)
                        NOTES TO FINANCIAL STATEMENTS
                       December 31, 1997, 1996 and 1995


12.  Supplemental disclosure of cash flow information (Continued)

In 1993, the Company converted accounts payable to a note payable on demand for $68,000.

13.  Interest expense

Interest expense for the years ended December 31, 1997, 1996, and 1995 was $46,059, $55,608 and $66,742, respectively.

Included in interest expense is $10,453, $11,917 and $13,591 for loans from the Company's president for the years ended December 31, 1997, 1996 and 1995, respectively.

Also included in interest expense is $14,595 and $27,646 for a loan from IMRC for the years ended December 31, 1996 and 1995, respectively.

14.  Other development stage expenses

Other development stage expenses consist primarily of salaries, rent and utilities, interest and marketing costs.

15.  Quarterly results, (Unaudited)

                                           Gross
                                          Profit                 Net Loss
                               Sales      (Loss)    Net Loss     Per Share
                             --------    --------   --------    ----------
1997 - 1st Quarter           $ 5,625     $ 2,221   ($197,095)       ($.00)
       2nd Quarter             7,925       3,032   ( 215,569)       ( .00)
       3rd Quarter             5,129         967   ( 180,981)       ( .00)
       4th Quarter             8,084     ( 2,096)  ( 272,809)       ( .00)
                             -------     -------   ----------       ------
        Total                $26,763     $ 4,124   ($866,454)       ($.00)
                             =======     =======   ==========       ======

1996 - 1st Quarter           $17,516     $ 8,918   ($177,353)       ($.00)
       2nd Quarter            11,609       3,855   ( 142,381)       ( .00)
       3rd Quarter             5,786    (  1,164)  ( 324,708)       ( .00)
       4th Quarter             5,863    (  1,043)  ( 132,955)       ( .00)
                             -------    ---------  ----------       ------
        Total                $40,774     $10,566   ($777,397)       ($.00)
                             =======    =========  ==========       ======

1995 - 1st Quarter           $10,595     $ 3,618   ($244,453)       ($.00)
       2nd Quarter            11,931       3,833   ( 158,632)       ( .00)
       3rd Quarter            23,190       5,168   ( 114,027)       ( .00)
       4th Quarter            16,790       7,907   (  92,373)       ( .00)
                             -------     -------   ----------       ------
        Total                $62,506     $20,526   ($609,485)       ($.00)
                             =======     =======   ==========       ======

                                                                  F-30

                              BIOSONICS, INC.
                     (A Development Stage Enterprise)
                      NOTES TO FINANCIAL STATEMENTS
                     December 31, 1997, 1996 and 1995



15.  Quarterly results,(Unaudited)(Continued)

The following is a reconciliation of 1996 and 1995 quarterly results (unaudited) as originally reported in the Company's Form 10-Q filings adjusted for reclassifications of costs of goods sold, previously unrecorded non-employee stock options in the quarters ended March 31, 1996 and 1995, and an overstatement of interest expense for the quarter ended September 30, 1996:

                                  Gross profit
                                   (loss) as                Gross profit
                                   originally                (loss) as
                                    reported    Adjustment    adjusted
                                  ------------  ----------  ------------
1996 - 1st Quarter                $ 14,461      ($ 5,543)     $  8,918
       2nd Quarter               (   1,502)        5,357         3,855
       3rd Quarter               (   1,164)                  (   1,164)
       4th Quarter               (   1,229)          186     (   1,043)
                                 ----------     ---------    ----------
                                  $ 10,566       $  -0-       $ 10,566
                                 ==========     =========    ==========

                                 Net loss as                  Net loss
                                  originally                 (restated)
                                   reported    Adjustment   as adjusted
                                 -----------   ----------   -----------
1996 - 1st Quarter               ($101,823)    ($75,530)     ($177,353)
       2nd Quarter               ( 142,381)                  ( 142,381)
       3rd Quarter               ( 354,708)      30,000      ( 324,708)
       4th Quarter               ( 132,955)                  ( 132,955)
                                 ----------     --------     ----------
                                 ($731,867)    ($45,530)     ($777,397)
                                 ==========    =========     ==========

1995 - 1st Quarter               ($156,703)    ($87,750)     ($244,453)
       2nd Quarter               ( 158,632)                  ( 158,632)
       3rd Quarter               ( 114,027)                  ( 114,027)
       4th Quarter               (  92,373)                  (  92,373)
                                 ----------    ---------     ----------
                                 ($521,735)    ($87,750)     ($609,485)
                                 ==========    =========     ===========

The Company filed an amended Form 10-Q for the quarter ended September 30, 1996 concurrent with its annual Form 10-K filing for the year ended December 31, 1996.