Form 10QSB
period 1998-03-31
BIOSONICS INC
filed 1998-05-15
CIK 352715

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ------------------------
                                   FORM 10-QSB
                             ------------------------
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______.

Commission File Number:  0-11371
                                 BIOSONICS, INC.
                        ------------------------------------
                (Exact name of registrant as specified in its charter)

         Pennsylvania                                  23-2161932
     ----------------------                       ---------------------
 (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)

                              260 New York Drive
                    Fort Washington, Pennsylvania 19034
                  ----------------------------------------
            (Address of principal executive offices) (Zip Code)
                  ----------------------------------------
                              (215) 646-7100
                  ----------------------------------------
             (Registrant's telephone number including area code)

                                    N/A
                  ----------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                  __X_ Yes ___No

Indicate the number of shares outstanding of each of the issuers shares of common stock, as of the latest practicable date: as of March 31st 1998, there were outstanding 306,614,536 shares of the Registrant's Common Stock, $.0001 par value.

                                   BIOSONICS, INC.

                                        INDEX

                                                                   Page
                                                                  Number
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets:
         March 31, 1998 and December 31, 1997                        3

         Statements of Loss:
         Three Months Ended March 31, 1998 and 1997
          and the Period from November 13, 1980
          (Inception) to March 31,1998                               4

         Statements of Deficit Accumulated:
         Three Months Ended March 31, 1998 and 1997
           and the Period from November 13, 1980
           (Inception) to March 31,1998                              5

         Statements of Cash Flows:
         Three Months Ended March 31, 1998 and 1997
           and the Period from November 13, 1980
           (Inception) to March 31,1998                            6 & 7

         Statements of Shareholders' Equity - Paid-In-Capital:
         November 30, 1980 (Inception) to March 31, 1998           8 - 11

         Note to Financial Statements                                12

Item 2.  Management's Discussion and Analysis or Plan of Operation   13

PART II  OTHER INFORMATION

Item 1.    Legal Proceedings                                         14

Item 2.    Changes in Securities                                     15

Item 4.    Submission of Matters to a Vote of Security Holders       15

Item 6.    Exhibits and Reports on Form 8-K                          15

Signatures                                                           15

                              BIOSONICS, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)
                              BALANCE SHEETS

                                  ASSETS
                                                  Unaudited
                                                   MARCH 31      DECEMBER 31,
                                                     1998            1997
Current assets
Cash (including interest bearing deposits
  of $10 in 1998 and 1997)                       $      100     $      260
Accounts receivable (net of allowance for
  doubtful accounts of $2,000 in 1998 and 1997)       2,146          2,630
Interest receivable                                   5,118          3,259
Inventory                                            41,770         42,117
Notes Receivable                                     15,000         15,000
Advances to affiliate (net of allowance for
  doubtful accounts of $50,000 in 1998)              85,493         66,606
Prepaid expenses and other current assets             4,613          3,000
                                                 -----------      ----------
        Total current assets                        154,240        132,872

Equipment, furniture and leaseholds, net
  of accumulated depreciation                        12,619         13,820
Deposits                                              8,431          8,431
                                                 -----------      ----------
             Total assets                       $   175,290    $   155,123

                  Liabilities and Shareholders' Deficit
Current liabilities
  Notes payable, officer and affiliate          $    99,000    $    99,000
  Notes payable, other                              232,330        148,000
  Accrued payroll, officer                          798,250        772,500
  Accrued interest, officer and affiliate            68,708         66,357
  Accrued interest, other                           205,389        198,738
  Accounts payable and other accrued expenses       887,320        922,093
  Advances from affiliate s                          62,450         62,450
  Payments received from unissued debentures        187,000        187,000
                                                -----------    ------------
             Total current liabilities            2,540,447      2,456,138

Shareholders' deficit
   Common stock - authorized 750,000,000 shares
    at .0001 par value; issued and outstanding
    309,614,536 and 307,964,536 shares at March 31,
    1998 and December 31, 1997 respectively          30,961         30,797

  Capital in excess of par value                 12,630,355     12,548,020
  Notes receivable from sale of stock               (95,000)       (95,000)
  Deficit accumulated during development stage  (14,931,473)   (14,784,832)
                                                 ----------     ----------
    Total shareholders' deficit                 ( 2,365,157)   ( 2,301,015)
                                                 ----------     ----------
    Total liabilities and shareholders' deficit   $ 175,290    $   155,123
                                                  =========     ==========
 The accompanying note is an integral part of these financial statements.

                               BIOSONICS, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENTS OF LOSS
                                 (UNAUDITED)

                                                                  11/13/80
                                           THREE MONTHS ENDED    (INCEPTION)
                                                MARCH 31,        TO MARCH 31,
                                            1998        1997          1998

Sales                                $     3,070   $    5,625   $    867,210
Cost of sales                              2,540        3,404        570,164
                                       ----------   ----------   -----------
Gross profit                                 530        2,221        297,046

Development stage expenses
 Research and development costs                0            0      4,166,667
 Professional fees                        31,874       55,140      3,029,292
 Other development stage expenses        117,252      145,168      8,914,286
                                       ----------    --------     ----------
Total development stage expenses         149,126      200,308     16,110,245
 Less:  Revenues from cost recovery
     program                                 -            -          118,082
                                       ----------    --------      ---------
Net development stage expenses           149,126      200,308     15,992,163
Other income
 Investment and other income               1,955          992        756,024
 Gain on sale of fixed assets                -            -            7,620
                                        ---------    --------     ----------
Total other income                         1,955          992        763,644
Net loss                              ($ 146,641)  ($ 197,095)  ($14,931,473)
Loss per common share                      ($.00)       ($.00)         ($.05)

    The accompanying note is an integral part of these financial statements.

                            BIOSONICS, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
        STATEMENTS OF DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
                              (UNAUDITED)


                                    THREE MONTHS ENDED   11/13/80 (INCEPTION)
                                          MARCH 31,          TO MARCH 31,
                                     1998         1997           1998

BEGINNING BALANCE             ($14,784,832) ($13,918,378)      $       -

   NET LOSS                   (    146,641) (    197,095)     ( 14,931,473)

ENDING BALANCE                ($14,931,473) ($14,115,473)     ($14,931,473)


 The accompanying note is an integral part of these financial statements.

                             BIOSONICS, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
                         STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                                 11/13/80
                                          THREE MONTHS ENDED    (INCEPTION)
                                                MARCH 31,       TO MARCH 31,
                                           1998         1997        1998
Cash flows used in operating
    activities
 Net loss                             ($ 146,641)   ($ 197,095) ($14,931,473)

Adjustments to reconcile net loss to
  net cash used in operating activities
   Depreciation and amortization           1,201         1,501       387,096
   Increase in allowance for doubtful
       accounts                              -             -          52,000
   Increase in reserve for inventory
       obsolescence                          -             -          27,000
   Loss on lease abandonment                 -             -          19,550
   Gain on sale of fixed assets              -             -      (    7,620)
   Common stock issued for services          -          27,500       585,059
   Common stock options issued for services  -          14,398       177,678
   Common stock issued for product rights    -             -          12,501
   Change in operating assets and
     liabilities
     Accounts receivable                     484       (   250)   (    4,146)
     Inventory                               347           226    (   68,770)
     Interest Receivable               (   1,859)          -      (    5,118)
     Prepaid expenses and other
       current assets                  (   1,613)      ( 5,820)   (    4,613)
     Accrued payroll, officer             25,750        25,750       798,250
     Accrued interest, officer and
       affiliates                          2,351         2,875       142,911
     Accrued interest, other               6,651         6,333       205,389
     Accounts payable and accrued
       expenses                        (  34,774)          950       955,321
     Advances from (to) affiliates     (  18,887)    ( 115,898)       50,277
                                        --------      --------     ---------
       Total adjustments               (  20,349)    (  32,435)    3,322,766
                                        --------      --------   -----------
 Net cash used in operating activities ($166,990)     $229,530  ($11,608,707)

 The accompanying note is an integral part of these financial statements.

                                BIOSONICS, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)
                    STATEMENTS OF CASH FLOWS  (CONTINUED)
                                  (UNAUDITED)

                                                                  11/13/80
                                          THREE MONTHS ENDED     (INCEPTION)
                                               MARCH 31,        TO MARCH  31,
                                           1998         1997          1998

Cash flows from investing activities
 Sale of fixed assets                  $    -        $    -     $     10,825
 Capital expenditures                       -             -     (    369,326)
 Issuance of note receivable                -             -     (     45,000)
 (Increase) decrease in deposits            -             -     (      8,431)
 Decrease in note receivable                -             -           30,000
 Decrease in capitalized patents            -             -     (     45,690)
 Net cash provided (used) in           --------      ---------   -----------
   investing activities                $    -        $    -     ($   427,622)
                                       --------      ---------   -----------
Cash flows from financing activities
 Proceeds for unissued debentures
   and securities                      $    -        $    -      $   498,000
 Principal payments of note payable         -             -        ( 338,000)
 Proceeds from issuance of note payable   84,330          -          918,774
 Decrease in capitalized organization
    costs                                   -             -        (   7,453)
 Proceeds from issuance of preferred stock  -             -        1,105,000
 Proceeds from issuance of common stock   82,500          -        9,860,109
 Net cash provided by financing       -----------    ---------    ----------
   activities                         $  166,830     $    -      $12,036,430
                                      -----------    ---------    ----------
Net increase (decrease) in cash and
   cash equivalents                    (     160)         -              100
Cash and cash equivalents, beginning         260          260           -
                                       ----------    ---------    ----------
Cash and cash equivalents, ending     $      100     $    260     $      100
                                       ==========    =========    ==========
Schedule of noncash financing transactions:
 Issuance of common stock from
   Loan Receivable:                   $   95,000     $    -       $   95,000
                                       ==========    =========    ==========

 The accompanying note is an integral part of these financial statements.

                              BIOSONICS, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)
              STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL
               NOVEMBER 13, 1980 (INCEPTION) TO MARCH  31, 1998
                               (UNAUDITED)

 DATE STOCK                                    PRICE       AMOUNT
     ISSUED          NUMBER OF SHARES      PER SHARE       RECVED    NOTES

  1/13/81               150,000,000         $ .0001    $   15,001     (A)
  1/31/81                 4,400,000           .025        110,000     (B)
     1981                   400,000           .025         10,000     (C)
     1981                20,000,000           .05       1,000,000     (B)
     1982                    20,000           .40           8,000     (C)
     1982                    97,500           .20          19,500     (C)
     1982                 1,000,000           .06          60,100     (D)
     1983                    52,500           .20          10,500     (C)
     1983                    75,000           .305         22,875     (E)
     1983                    25,000           .235          5,875     (E)
     1983                    20,000           .50          10,000     (C)
 12/29/83                 7,300,000           .50       3,650,000     (F)
     1984                       390          1.00             390     (G)
     1984                     5,948           .50           2,975     (G)
     1984                     1,000           .375            375     (C)
     1984                    72,500           .25          18,125     (C)
     1984                     2,000           .375            750     (H)
     1984                     4,000           .25           1,000     (C)
     1984                   350,000           .20          70,000     (C)
     1985                    26,500           .281          7,453     (C)
     1985                    20,000           .25           5,000     (H)
     1985                       500           .50             250     (G)
     1985                     5,000           .344          1,719     (C)
     1985                        50          1.00              50     (G)
     1985                     2,000           .375            750     (H)
     1985                     7,500           .156          1,172     (C)
     1986                     6,882           .50           3,472     (G)
     1986                    85,000           .1875        15,938     (H)
     1986                    11,650           .281          3,276     (H)
     1986                   100,000           .219         21,875     (H)
     1986                10,665,000           .181      1,929,737     (I)
     1986                   202,000           .156         31,562     (H)
     1986                    70,000           .313         21,875     (H)
     1986                   134,855           .20          26,939     (H)
     1987                 7,613,551           .20       1,522,710     (G)
     1987                   476,110           .295        140,478     (H)
     1987                     7,000           .159          1,113     (B)
     1987                    15,000           .312          4,687     (C)
     1987                   240,000           .20          48,000     (B)
     1987                   100,000           .218         21,875     (C)



 The accompanying note is an integral part of these financial statements.

                               BIOSONICS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
         STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (CONTINUED)
                NOVEMBER 13, 1980 (INCEPTION) TO MARCH  31 , 1998
                                  (UNAUDITED)

 DATE STOCK                                    PRICE       AMOUNT
      ISSUED          NUMBER OF SHARES     PER SHARE       RECVED    NOTES

      1988                125,000              .25         31,250      (C)
      1988                  2,500              .218           547      (H)
      1988                 10,000              .20          2,000      (G)
      1988                100,000              .25         25,000      (B)
      1988              4,227,000              .20        845,400      (B)
      1988                 25,000              .156         3,906      (C)
      1988                 11,000              .013           143      (H)
      1989                400,000              .080        32,000      (B)
      1989                  3,000              .0938          282      (H)
      1989                100,000              .080         8,000      (B)
      1990                 25,000              .010           250      (H)
      1990             20,311,000              .010       203,110      (B)
      1990             10,500,000              .010       105,000      (B)
      1991              1,100,000              .010        11,000      (B)
      1991                100,000              .010         1,000      (H)
      1991                 48,000              .0625        3,000      (J)
      1991                 32,000              .0625        2,000      (J)
      1991              1,100,000              .010        11,000      (J)
      1991              1,100,000              .010        11,000      (B)
      1991                400,000              .010         4,000      (C)
      1995                      0              .0          87,750      (Q)
      1996              1,250,000              .08        100,000      (K)
      1996             11,375,000              .0286      325,000      (K)
      1996             16,100,000              .05        805,000      (K)
      1996              1,300,000              .01         13,000      (L)
      1996             12,900,000              .02        258,000      (L)
      1996                300,000              .03          9,000      (M)
      1996                280,000              .05         14,000      (M)
      1996                400,000              .08         32,000      (M)
      1996                100,000              .065         6,500      (M)
      1996                250,000              .085        21,250      (M)
      1996            (15,368,820)                         - 0 -       (N)
      1996                420,000              .0238       10,000      (L)
      1996             11,150,000              .02        223,000      (L)
      1996                428,600              .035        15,000      (L)
      1996                250,000              .04         10,000      (L)
      1996              1,075,220              .05         53,761      (L)
      1996                350,000              .0258        9,032      (J)
      1996              1,695,000              .0345       59,175      (J)
      1996                 75,000              .04          3,000      (O)
      1996                200,000              .05         10,000      (B)
      1996                   -                 -           75,530      (Q)

 The accompanying note is an integral part of these financial statements.

                               BIOSONICS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
         STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (CONTINUED)
               NOVEMBER 13, 1980 (INCEPTION) TO MARCH  31 , 1998
                                 (UNAUDITED)

   DATE STOCK                                  PRICE    AMOUNT
      ISSUED          NUMBER OF SHARES     PER SHARE    RECVED      NOTES

      1988                 125,000             .25       31,250      (C)
      1997                 550,000             .05       27,500      (M)
      1997                 200,000             .05       10,000      (O)
      1997               5,000,000             .01       50,000      (P)
      1997               1,000,000             .02       20,000      (P)
      1997                    -                -         14,398      (Q)
      1997              11,130,600             .05      556,529      (R)
      1997                 500,000             .05       25,000      (P)
      1997                  40,000             .05        2,000      (M)
      1997                  80,000             .02        1,600      (L)
      1997               1,600,000             .05       80,000      (R)
      1998               1,650,000             .05       82,500      (R)

TOTAL SHARES - COMMON STOCK                    309,614,536
                                              =============
TOTAL PAID-IN CAPITAL                               $ 13,198,850
LESS:   Notes Receivable for Stock Purchase               95,000
LESS:  Offering Expenses                                 473,495
                                                    ------------
NET PAID-IN CAPITAL - COMMON STOCK                  $ 12,630,355


 The accompanying note is an integral part of these financial statements.

                               BIOSONICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
        STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (CONTINUED)
                 NOVEMBER 13, 1980 (INCEPTION) TO MARCH 31 , 1998
                                 (UNAUDITED)


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

                             BIOSONICS, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
                       NOTE TO FINANCIAL STATEMENTS
                             MARCH 31 , 1998


Note 1 - The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K annual report for the year ended December 31, 1997. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine-month period ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

PLAN OF OPERATIONS

The Company is working on a marketing plan for the Salitron (dry mouth) device. At this time, the Company plans to initiate this marketing plan upon acceptance of insurance reimbursement from Medicare. The Company does have current inventory for the Salitron, and believes that this existing inventory is not obsolete and that the Company can sell and ship such units after testing the equipment.

Although approximately 46 private insurance carriers have reimbursed Biosonics for the use of the Salitron system and Medicaid reimbursement has been obtained in four states, there is uncertainty as to whether third party payers will approve or continue to reimburse Biosonics for the devices and whether reimbursement, if approved or continued, will be sufficient for purchasers of the Company's products. On May 23, 1994, a proposed notice was published in the Federal Register by HCFA that it intended to disapprove Biosonics' application for Medicare reimbursement for the Salitron System. In 1996, Biosonics met with HCFA officials to urge a reevaluation of its intent to disapprove the Company's request for reimbursement approval. The Company continued its efforts with HCFA and in October 1997 submitted additional data to HCFA. During a Senate Appropriations Subcommittee Hearing in March 1998, the Administrator of HCFA stated that they would be prepared to withdraw the 1994 notice. A final decision on coverage of the Salitron remains under review by the Agency. The Company believes that the overall escalating cost of medical products and services has led and will continue to lead to increased pressures upon the health care industry to reduce the cost of certain products and services, which may include those of the Company.

The Company has developed a marketing plan for the Cystotron product (Incontinence) which includes a six-month market study. The purpose of the study is to provide further data for physicians to assist them in deciding whether to prescribe the Cystotron System for their patients.

In connection with both tentative marketing plans, the Company added an engineer to its staff in the latter part of 1997. It is intended that this engineer will review and implement a manufacturing bid process for both products and review the Company's other products in connection with the possible updating of the technology associated with such products.

Biosonics is also planning to develop a strategy to market its products in the international market. The Company has initiated contact with various companies in the European market. Further development of this plan will require engineering aspects and the qualification of the European CE mark for importing into Europe.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Biosonics' primary sources of funds to date have been proceeds from the sale of its securities and investment income on such proceeds, including loans and advances for security purchases through offerings. Biosonics will require additional funds estimated to be approximately $3.0 million to implement current manufacturing and marketing plans. The Company will also require additional funds in the immediate future to maintain the operations of the Company. Biosonics has initiated a private offering of securities to acquire the immediately required funds.

Net development stage expenses for the three months ended March 31, 1998 $117,252 were lower than those for the comparable periods of the prior year $145,168 due to prior year's additional costs relating to a conference
presentation, and engineering consulting services.   Other development stage
expenses include primarily salaries, rent, supplies, transfer agent fees, manufacturing, marketing, public relations and travel expenses.

The Company's professional fees for the three months ended March 31, 1998 of $31,874 were lower than $55,140 of professional fees for the comparable period of the prior year, which consisted of legal, accounting and $30,000 of consulting expenses incurred in connection with the Company's efforts to enhance its processes in connection with its reporting and registration matters under federal securities laws and its application for Medicare reimbursement with HCFA.
The Company's sales for the three months ended March 31, 1998 were $3,070 as compared to $5,625 for the same period of the prior year. The decrease in sales resulted primarily from not having available funds to continue the marketing program for its Salitron System.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 2.   CHANGES IN SECURITIES.

During this reported period, Biosonics is effecting a private placement of common stock to a limited number of accredited investors for which it received subscriptions for $82,500 to date, for 1,650,000 shares of common stock at $.05 per share pursuant to the exemption afforded under Section 4(2) and Regulation D under the Securities Act of 1933.

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

                                            BIOSONICS, INC.


Date: May 15, 1998                       By:     /s/Jack Paller
     ------------------                     ----------------------------
                                     Jack Paller, President, Chairman and
                                     Executive Officer, Principal Financial
                                    Officer and Principal Accounting Officer
                                    and Sole Director.