Form 10QSB
period 1998-06-30
BIOSONICS INC
filed 1998-08-10
CIK 352715

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______.

                    Commission File Number:  0-11371
                             BIOSONICS, INC.

    (Exact name of small business issuer as specified in its charter)

Pennsylvania                       23-2161932
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)

                           260 New York Drive
                   Fort Washington, Pennsylvania 19034
           (Address of principal executive offices) (Zip Code)

                             (215) 646-7100
             (Issuer's telephone number including area code)

                                   N/A
(Former name, former address and former fiscal year, if changed since last report)


Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of
1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes    X       No


State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:
as of JUNE 30th 1998, there were outstanding 313,544,536 shares of the Issuer's Common Stock, $.0001 par value.



                               BIOSONICS, INC.

                                  INDEX

                                                                  Page
                                                                Number

PART IFINANCIAL INFORMATION

Item 1.Financial Statements

Balance Sheets:
June 30, 1998 and December 31, 1997                                  3

Statements of Loss:
Three and Six Months Ended June 30, 1998 and 1997 and the
period from November 13, 1980 (Inception) to June 30, 1998           4

Statements of Deficit Accumulated:
Six Months Ended June 30, 1998 and 1997 and the Period
from November 13, 1980 (Inception) to June 30, 1998                  5

Statements of Cash Flows:
Six Months Ended June 30, 1998 and 1997 and the Period
from November 13, 1980 (Inception) to June 30, 1998              6 & 7

Statements of Shareholders' Equity - Paid-In-Capital:
November 30, 1980 (Inception) to June 30, 1998                  8 - 11

Note to Financial Statements                                        12

Item 2.Management's Discussion and Analysis of Financial
Condition and Results of Operations                                 13

PART II OTHER INFORMATION

Item 1.Legal Proceedings                                            13

Item 2.Changes in Securities and Use of Proceeds                    14

Item 6.Exhibits and Reports on Form 8-K                             15

Signatures                                                          15


                              BIOSONICS, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
                              BALANCE SHEETS


ASSETS

                                                   Unaudited  DECEMBER 31,
                                                   JUNE 30, 1998    1997

Current assets

Cash                                                      $100         $260

Accounts receivable (net of allowance for
doubtful accounts                                        3,321        2,630
   of $2,000 in 1998 and 1997)

Interest receivable                                      5,825        3,259

Inventory                                              177,791       42,117

Notes Receivable                                        40,000       15,000

Advances to affiliate (net of allowance for
doubtful accounts                                     (17,665)       66,606
   of $50,000 in 1998

Prepaid expenses and other current assets                4,450        3,000

Total current assets                                   213,822      132,872



Equipment, furniture and leaseholds, net of             13,099       13,820
accumulated depreciation

Deposits                                                 8,431        8,431

Total assets                                          $235,352     $155,123

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities

Notes payable, officer and affiliate                   $97,000      $99,000

Notes payable, other                                   280,000      148,000

Accrued payroll, officer                               824,000      772,500

Accrued interest, officer and affiliate                 71,044       66,357

Accrued interest, other                                212,041      198,738

Accounts payable and other accrued expenses            923,854      922,093

Advances from affiliates                                62,450       62,450

Payments received from unissued debentures             187,000      187,000

Total current liabilities                            2,657,389    2,456,138



Shareholders' deficit

Common stock - authorized 750,000,000 shares at
 .0001 par value;
   Issued and outstanding 313,544,536 and               31,354       30,797
307,964,536 shares at
   June 30, 1998 and December 31, 1997 respectively

Capital in excess of par value                      12,839,712   12,548,020

Notes receivable from sale of stock                   (95,000)     (95,000)

Deficit accumulated during development stage      (15,198,103) (14,784,832)

Total shareholders' deficit                        (2,422,037)  (2,301,015)

Total liabilities and shareholders' deficit           $235,352     $155,123

The accompanying note is an integral part of these financial statements

                              BIOSONICS, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF LOSS
                                (UNAUDITED)


                                                   SIX MONTHS ENDEDJUNE 30,


                                                       1998        1997

Sales                                                    $6,975     $13,550

Cost of sales                                               826       8,297

Gross profit                                              6,149       5,253



Development stage expenses

Research and development costs                                0           0

Professional fees                                       162,524     132,588

Other development stage expenses                        261,568     287,545

Total development stage expenses                        424,092     420,133

Less: revenues from cost recovery program                 -           -

Net development stage expenses                          424,092     420,133

Other Income

Investment and other income                               4,672       2,216

Gain on sale of fixed assets                              -            -

Total other income                                        4,672       2,216

Net loss                                             $(413,271)  $(412,664)

Loss per common share                                    ($.00)      ($.00)


                              BIOSONICS, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF LOSS
                                (UNAUDITED)


           THREE MONTHS ENDEDJUNE 30,    11/13/80
                                       (INCEPTION)
                                        TO JUNE 30

              1998          1997          1998

             $3,905        $7,925       $871,115

                479         4,893        568,450

              3,426         3,032        302,665





                  0             0        416,667

            130,650        77,448      3,159,942

            142,123       142,377      9,084,352

            272,773       219,825     16,410,961

             -               -           118,082

            272,773       219,825     16,292,879



              2,717         1,224        758,741

              -              -             7,620

              2,717         1,224        766,361

          $(266,630)    $(215,569)  $(15,223,853)

            ($.00)        ($.00)         ($.05)

The accompanying note is an integral part of these financial statements.

                              BIOSONICS, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
        STATEMENTS OF DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
                                (UNAUDITED)



                            SIX MONTHS ENDEDJUNE 30,    11/13/80 (INCEPTION)    TO JUNE 31


                            1998          1997            1998

BEGINNING BALANCE         $(14,784,832) $(13,918,378) $     -


NET LOSS                      (413,271)     (412,664)       (15,198,103)

ENDING BALANCE            $(15,198,103) $(14,331,042)      $(15,198,103)


The accompanying note is an integral part of these financial statements.

                              BIOSONICS, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                                  11/13/80
                                         SIX MONTHS ENDED JUNE 30 (INCEPTION)
                                                                  TO JUNE 30,

                                           1998     1997          1998

Cash flows used in operating activities

Net loss                                  $(413,271) $(412,664) $(15,198,103)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization                  2,491    3,002       388,386

Increase in allowance for doubtful accounts       -       -          52,000

Increase in reserve for inventory obsolescence    -       -          27,000

Loss on lease abandonment                         -       -          19,550

Gain on sale of fixed assets                      -       -          (7,620)

Common stock issued for services              85,000   39,500       670,059

Common stock options issued for services      13,250   14,398       190,928

Common stock issued for product rights         -       -             12,501

Change in operating assets and liabilities

Accounts receivable                            (691)    (633)       (5,321)

Inventory                                  (135,674)      546     (204,791)

Interest receivable                          (2,566)   -            (5,825)

Prepaid expenses and other current assets    (1,450)  (6,352)       (4,450)

Accrued payroll, officer                      51,500   51,500       824,000

Accrued interest, officer and affiliates       4,687    5,750       145,247

Accrued interest, other                       13,303   12,665       212,041

Accounts payable and accrued expenses          1,761  (1,878)       991,856

Advances from (to) affiliates                170,830 (158,963)      239,994

Total adjustments                            202,441 (40,465)     3,545,555

Net cash used in operating activities      ($210,830)($453,129) ($11,652,548)



The accompanying note is an integral part of these financial statements

                              BIOSONICS, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENTS OF CASH FLOWS (CONTINUED)
                                (UNAUDITED)


                                                                11/13/80
                                       SIX MONTHS ENDED JUNE 30 (INCEPTION)
                                                                TO JUNE 30,

                                            1998      1997        1998

Cash flows from investing activities

Sale of fixed assets                      $    -     $   -         $10,825


Capital expenditures                        (1,770)    -          (371,096)

Issuance of note receivable                (25,000)    -           (70,000)

(Increase) decrease in deposits               -        -            (8,431)

Decrease in note receivable                   -        -             30,000

Decrease in capitalized patents               -        -           (45,690)

Net cash provided (used) in
   investing activities                   $(26,770)    -         $(454,392)



Cash flows from financing activities

Proceeds for unissued debentures and
   securities                            $   -       $239,530      $498,000

Principal payments of note payable         (32,000)  (45,000)     (370,000)

Proceeds from issuance of note payable      132,000    -            966,444

Increase in capitalized organization costs     -        -            (7,453)

Proceeds from issuance of preferred stock     -        -          1,105,000

Proceeds from issuance of common stock      137,500   258,599     9,915,109

Net cash provided by financing activities  $267,500  $453,129   $12,107,100



Net increase (decrease) in cash and           (160)     -               100
cash equivalents

Cash and cash equivalents, beginning            260       260          -

Cash and cash equivalents, ending              $100      $260          $100



The accompanying note is an integral part of these financial statements.

                              BIOSONICS, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
            STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL
             NOVEMBER 13, 1980 (INCEPTION) TO JUNE 30, 1998
                                (UNAUDITED)


 DATE STOCK                         PRICE PER       AMOUNT
   ISSUED      NUMBER OF SHARES       SHARE         RECEIVED       NOTES

     1/13/81            150,000,000      0.0001            15,001       (A)

     1/31/81              4,400,000      0.0250           110,000       (B)

        1981                400,000      0.0250            10,000       (C)

        1981             20,000,000      0.0500         1,000,000       (B)

        1982                 20,000      0.4000             8,000       (C)

        1982                 97,500      0.2000            19,500       (C)

        1982              1,000,000      0.0600            60,100       (D)

        1983                 52,500      0.2000            10,500       (C)

        1983                 75,000      0.3050            22,875       (E)

        1983                 25,000      0.2350             5,875       (E)

        1983                 20,000      0.5000            10,000       (C)

    12/29/83              7,300,000      0.5000         3,650,000       (F)

        1984                    390      1.0000               390       (G)

        1984                  5,948      0.5000             2,975       (G)

        1984                  1,000      0.3750               375       (C)

        1984                 72,500      0.2500            18,125       (C)

        1984                  2,000      0.3750               750       (H)

        1984                  4,000      0.2500             1,000       (C)

        1984                350,000      0.2000            70,000       (C)

        1985                 26,500      0.2810             7,453       (C)

        1985                 20,000      0.2500             5,000       (H)

        1985                    500      0.5000               250       (G)

        1985                  5,000      0.3440             1,719       (C)

        1985                     50      1.0000                50       (G)

        1985                  2,000      0.3750               750       (H)

        1985                  7,500      0.1560             1,172       (C)

        1986                  6,882      0.5000             3,472       (G)

        1986                 85,000      0.1875            15,938       (H)

        1986                 11,650      0.2810             3,276       (H)

        1986                100,000      0.2190            21,875       (H)

        1986             10,665,000      0.1810         1,929,737       (I)

        1986                202,000      0.1560            31,562       (H)

        1986                 70,000      0.3130            21,875       (H)

        1986                134,855      0.2000            26,939       (H)

        1987              7,613,551      0.2000         1,522,710       (G)

        1987                476,110      0.2950           140,478       (H)

        1987                  7,000      0.1590             1,113       (B)

        1987                 15,000      0.3120             4,687       (C)

        1987                240,000      0.2000            48,000       (B)

        1987                100,000      0.2180            21,875       (C)

    The accompanying note is an integral part of these financial statements.

                              BIOSONICS, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
      STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (CONTINUED)
              NOVEMBER 13, 1980 (INCEPTION) TO JUNE 30, 1998
                                (UNAUDITED)


 DATE STOCK                         PRICE PER       AMOUNT
   ISSUED      NUMBER OF SHARES       SHARE         RECEIVED       NOTES

        1988                125,000      0.2500            31,250       (C)

        1988                  2,500      0.2180               547       (H)

        1988                 10,000      0.2000             2,000       (G)

        1988                100,000      0.2500            25,000       (B)

        1988              4,227,000      0.2000           845,400       (B)

        1988                 25,000      0.1560             3,906       (C)

        1988                 11,000      0.0130               143       (H)

        1989                400,000      0.0800            32,000       (B)

        1989                  3,000      0.0938               282       (H)

        1989                100,000      0.0800             8,000       (B)

        1990                 25,000      0.0100               250       (H)

        1990             20,311,000      0.0100           203,110       (B)

        1990             10,500,000      0.0100           105,000       (B)

        1991              1,100,000      0.0100            11,000       (B)

        1991                100,000      0.0100             1,000       (H)

        1991                 48,000      0.0625             3,000       (J)

        1991                 32,000      0.0625             2,000       (J)

        1991              1,100,000      0.0100            11,000       (J)

        1991              1,100,000      0.0100            11,000       (B)

        1991                400,000      0.0100             4,000       (C)

        1995                      0      0.0000            87,750       (Q)

        1996              1,250,000      0.0800           100,000       (K)

        1996             11,375,000      0.0286           325,000       (K)

        1996             16,100,000      0.0500           805,000       (K)

        1996              1,300,000      0.0100            13,000       (L)

        1996             12,900,000      0.0200           258,000       (L)

        1996                300,000      0.0300             9,000       (M)

        1996                280,000      0.0500            14,000       (M)

        1996                400,000      0.0800            32,000       (M)

        1996                100,000      0.0650             6,500       (M)

        1996                250,000      0.0850            21,250       (M)

        1996           (15,368,820)                           -0-       (N)

        1996                420,000      0.0238            10,000       (L)

        1996             11,150,000      0.0200           223,000       (L)

        1996                428,600      0.0350            15,000       (L)

        1996                250,000      0.0400            10,000       (L)

        1996              1,075,220      0.0500            53,761       (L)

        1996                350,000      0.0258             9,032       (J)

        1996              1,695,000      0.0345            59,175       (J)

        1996                 75,000      0.0400             3,000       (O)

        1996                200,000      0.0500            10,000       (B)

    The accompanying note is an integral part of these financial statements.

                              BIOSONICS, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
      STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (CONTINUED)
              NOVEMBER 13, 1980 (INCEPTION) TO JUNE 30, 1998
                                (UNAUDITED)


 DATE STOCK                           PRICE         AMOUNT
   ISSUED      NUMBER OF SHARES     PER SHARE       RECEIVED       NOTES

        1996                      -           -            75,530       (Q)

        1997                550,000      0.0500            27,500       (M)

        1997                200,000      0.0500            10,000       (O)

        1997              5,000,000      0.0100            50,000       (P)

        1997              1,000,000      0.0200            20,000       (P)

        1997                      -           -            14,398       (Q)

        1997             11,130,600      0.0500           556,529       (R)

        1997                500,000      0.0500            25,000       (P)

        1997                 40,000      0.0500             2,000       (M)

        1997                 80,000      0.0200             1,600       (L)

        1997              1,600,000      0.0500            80,000       (R)

        1998              1,650,000      0.0500            82,500       (R)

        1998                100,000      0.0500             5,000       (O)

        1998              2,730,000      0.0500           136,500       (S)

        1998              1,100,000      0.0500            80,000       (R)

        1998                      -           -            13,250       (Q)

        1998            (1,600,000)           -               -0-       (N)

        1998              1,600,000      0.0500            80,000       (M)



TOTAL SHARES - COMMON STOCK        313,544,536

TOTAL PAID-IN CAPITAL                               $ 13,313,207
LESS:   Notes Receivable for Stock Purchase               95,000
LESS:  Offering Expenses                                 473,495

NET PAID-IN CAPITAL - COMMON STOCK                 $  12,744,712

The accompanying note is an integral part of these financial statements.

                              BIOSONICS, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (RESTATED) (CONTINUED)
              NOVEMBER 13, 1980 (INCEPTION) TO JUNE 30 , 1998
                                (UNAUDITED)



NOTES
(A)   $1 additional was paid on stock certificate #3.
(B)   Cash purchases.
(C) Represents stock issued in consideration for services rendered. The value assigned was based on the fair market value of the stock on the date the transaction was authorized.
(D) 1,000,000 common stock warrants were issued to the underwriter, Monarch Funding Corporation, at par value
      ($.0001). On November 15, 1982, these warrants were exercised at $.06 per share.
(E) Represents stock issued in consideration for services rendered and $7,500 cash. The value assigned was based on the fair market value of the stock on the date the transaction was authorized.
(F) Stock issued as part of unit offering. Each unit consisted of 2 shares common stock, 2 Series "A" warrants and 1
      Series "B" warrant.  No separate value was assigned to the warrants.
(G)   Issued pursuant to the exercise of warrants described in (F).
(H)   Issued pursuant to the employee incentive stock bonus plan.
(I) Issued as part of an offering completed March 26, 1986 for cash and redemption of warrants described in (F).
(J)   Liabilities converted to common stock.
(K)   Preferred Stock transferred to Common Stock as per agreement.
(L) Issued stock for monies received during time when common stock was not able to be issued.
(M)   Issued stock as payment for services rendered.
(N)   Shares contributed by IMRCH.
(O)   Issued stock as payment for interest on loans received.
(P)   Issued pursuant to exercising stock purchase option.
(Q)   Stock Options granted.
(R)   Issued pursuant to a private offering.
(S) Issued stock as payment for Inventory that was repurchased for previous Dry Mouth Center locations.


The accompanying note is an integral part of these financial statements.

                              BIOSONICS, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
                       NOTE TO FINANCIAL STATEMENTS
                              JUNE 30 , 1998



Note 1 - The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K annual report for the year ended December 31, 1997. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine-month period ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.



        13


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

PLAN OF OPERATIONS

Biosonics, Inc. ("the Company" and "Biosonics") is preparing a marketing plan for the Salitronregistered trademark (dry mouth) device.
The Company does have current inventory for the Salitron, and believes that this existing inventory is not obsolete and that the Company can sell and ship such units after testing the equipment.


Although approximately 46 private insurance carriers have reimbursed Biosonics for the use of the Salitronregistered trademark system and Medicaid reimbursement has been obtained in four states, there is uncertainty as to whether third party payers will approve or continue to reimburse Biosonics for the devices and whether reimbursement, if approved or continued, will be sufficient for purchasers of the Company's products. On May 23, 1994, a proposed notice was published in the Federal Register by Health Care Financing Administration ("HCFA") that it intended to disapprove
Biosonics' application for Medicare reimbursement for the Salitron System. In 1996, Biosonics met with HCFA officials to urge a reevaluation of its intent to disapprove the Company's request for reimbursement approval. The
Company continued its efforts with HCFA and in October 1997 submitted additional data to HCFA. During a Senate Appropriations Subcommittee Hearing in March 1998, the Administrator of HCFA stated that HCFA would be prepared to withdraw the 1994 notice. On June 1, 1998 the Federal Register published a notice stating that the previous non-coverage notice of 1994 was withdrawn and that a technical review of the Salitron was underway.
Since the non-coverage notice was withdrawn, Biosonics has contacted the four regional carriers with the information submitted regarding the Salitron for their review. The regional carriers have indicated that they will schedule a conference call in August to discuss their decision for regionally approved coverage of the Salitron.
Biosonics intends to implement the marketing plan in August due to the progress with Medicare.

The Company has developed a marketing plan for the Cystotrontrademark product (Incontinence) which includes a six-month market study. The purpose of the study is to provide further data for physicians to assist them in deciding whether to prescribe the Cystotron System for their patients. The Company intends to proceed with this marketing plan if and when the Company has received sufficient funds for manufacturing the product.

Biosonics is also planning to develop a strategy to market its products in the international market. The Company has initiated contact with various companies in the European market. Further development of this plan will require engineering aspects and the qualification of the European CE mark for importing into Europe.

Biosonics does not have any material commitments for capital expenditures, although management is considering making capital expenditures during 1998 in connection with the manufacturing of the Cystotron System, if funds become available. The extent of the development or testing, if any, of Biosonics' other devices will depend on the availability of funds, and there is no assurance that development or testing of the devices will occur or be successful or that sufficient funds will be available.


FORWARD LOOKING STATEMENTS

All statements contained in this report that are not historical facts, including but not limited to the Company's plans for product development and marketing, are based on current expectations. These statements are forward-looking
(as defined in the U.S. Private Securities Litigation Reform Act of 1995 and the Act) in nature and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as
"may", "will", "should", "expect", "anticipate", "believe", "estimate" or "continue", or the negative thereof or other variations thereon or comparable terminology. Actual results may vary materially, as discussed herein. The factors that could cause actual results to vary materially include: The availability of capital to finance the Company's operations on terms satisfactory to the Company; the availability of clearances or approvals of the Company's products by federal, state and foreign governmental authorities; the market acceptance of the Company's products;
the availability of reimbursement by third part payors, including Medicare reimbursement; product liability claims;
the availability of protection of the Company's patents and future litigation relating to protection of its patent, trade secret and know-how; the Company's dependence on Jack Paller; general business and economic conditions and competition from products that address the same or similar medical problems as those addressed by the Company's products; and other risks that may be described from time to time in the reports that the Company will be required to file with the Commission. The Company cautions potential investors not to place undue reliance on any such forward-looking statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Biosonics' primary sources of funds to date have been proceeds from the sale of its securities and investment income on such proceeds, including loans and advances for securities purchases through private and public offerings.
Biosonics will require additional funds estimated to be approximately $3.0 million to implement current manufacturing and marketing plans. The Company will also require additional funds in the immediate future to maintain the operations of the Company. Biosonics has initiated a private offering of securities to acquire the immediately required funds.

Net development stage expenses for the six and three months ended June 30, 1998 ($424,092 and $272,773 respectively) were higher by less than 1% of the comparable periods of the prior year ($420,133 and $219,825 respectively) which is not a significant difference. Other development stage expenses include primarily salaries, rent, supplies, transfer agent fees, manufacturing, marketing, public relations and travel expenses.

The Company's professional fees for the six and three months ended June 30, 1998 ($162,524 and $130,650 respectively) were higher than the comparable periods on the prior year ($132,588 and $77,448 respectively) due to additional costs associated with consulting services relating to the ongoing Medicare process and financing the Company.

The Company's sales for the six and three months ended June 30, 1998 ($6,975 and $3,905 respectively) were lower as compared to the same period of the prior year ($13,550 and $7,925 respectively). The decrease in sales resulted primarily from not having available funds to maintain a marketing program for the Salitron System.

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 2.     CHANGES IN SECURITIES.

Biosonics has effected a private placement of common stock to a limited number of accredited investors for which it received subscriptions for an aggregate of $82,500, or 1,650,000 shares for eight accredited investors for the period ended March 31, 1998 and an aggregate of $55,000 or 1,100,000 shares for four accredited investors for the period ended June 30, 1998. These private sales were made pursuant to the exemption afforded under Section 4(2) and Regulation D under the Securities Act of 1933.

Also during the period ended June 30, 1998, Biosonics issued an aggregate of 2,730,000 shares of common stock to two sophisticated investors at $.05 per shares for the purchase of Salitron Systems to place in the Company's inventory. These devices were sold as part of the original Dry Mouth Center program. These devices were tested and verified prior to placing the company's our inventory. The Company also issued 100,000 shares of common stock at $.05 per share to an individual as interest for a short-term loan. Common stock options were also awarded:
common stock options of 1,000,000 shares at an exercise price of $.02 per share for a period of three years were granted to an individual in payment for consulting services valued at $5,000; common stock options of 2,000,000 shares at an exercise price of $.02 per share for a period of three years were granted to an individual as a financing fee on a loan which is valued at $5,000: and common stock options of 130,000 shares at an exercise price of $.02 per share for a term of six months were granted to four individuals as financing fees on loan which is valued at $3,250. These issuances and grants were made pursuant to the exemption afforded under Section 4(2) under the Securities Act of 1933.

Consultants were also contracted for financial services for both International Management & Research Corp.
(IMRC) as well as for Biosonics, Inc. IMRC returned 1,600,000 shares of it's Biosonics common stock to Biosonics for issuance to the contracted individuals, priced at $.05 per share which was the average market price at the time of the contracts.


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

                                        BIOSONICS, INC.


Date: August 10, 1998                   By:   /s/Jack Paller
                                        Jack Paller, President, Chairman and
                                        Executive Officer,
                                        Principal Financial Officer and
                                        Principal Accounting
                                        Officer and Sole Director.