Form 10QSB
period 1998-09-30
BIOSONICS INC
filed 1998-11-12
CIK 352715

<PAGE 1>


                                                UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D.C. 20549

                                                FORM 10-QSB


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.     X Yes    No

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: as of September 30th 1998, there were outstanding 325,664,536 shares of the Issuer's Common Stock, $.0001 par value.



<PAGE 2>

                                                 BIOSONICS, INC.

                                                         INDEX


              Page

              Number

PART I FINANCIAL INFORMATION

Item 1.Financial Statements

Balance Sheets:
September 30, 1998 and December 31, 1997                               3

Statements of Loss:
Three and Nine Months Ended September 30, 1998 and 1997
and the period from November 13, 1980 (Inception) to                   4
September 30, 1998

Statements of Deficit Accumulated:
Nine Months Ended September 30, 1998 and 1997 and
the Period from November 13, 1980 (Inception) to
September 30, 1998
       5

Statements of Cash Flows:
Nine Months Ended September 30, 1998 and 1997 and the Period from November 13, 1980 (Inception) to
September 30, 1998
        6 & 7

Statements of Shareholders' Equity - Paid-In-Capital:
November 30, 1980 (Inception) to September 30, 1998                    8 - 11

Note to Financial Statements
        12

Item 2.Management's Discussion and Analysis of Financial
Condition and Results of Operations
     13

PART II OTHER INFORMATION

Item 1. Legal Proceedings
         13

Item 2. Changes in Securities and Use of Proceeds                            14

Item 6. Exhibits and Reports on Form 8-K
  15

Signatures
                15


<PAGE 3>

                                                  BIOSONICS, INC.
                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                                 BALANCE SHEETS


ASSETS
                                                                     Unaudited

                                                                   SEPTEMBER
     DECEMBER 31,
                                                                     30, 1998
               1997

Current assets

Cash                                                                 $100
            $260
Accounts receivable (net of allowance for
       doubtful accounts                                        2,909
       2,630
       of $2,000 in 1998 and 1997)
Interest receivable                                                2,634
          3,259
Inventory                                                         177,743
         42,117
Notes Receivable                                                40,000
      15,000
Advances to affiliate (net of allowance for
    doubtful accounts of $50,000 in 1998)            (10,020)               66,606
Prepaid expenses and other current assets                4,287                 3,000

TOTAL CURRENT ASSETS                                            217,653
     132,872

Equipment, furniture and leaseholds, net of             11,809                13,820
       accumulated depreciation
Deposits                                                                8,531
                8,431

TOTAL ASSETS                                                      $237,993
       $155,123

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities

Notes payable, officer and affiliate                         $94,000
    $99,000
Notes payable, other                                             213,000
       148,000
Accrued payroll, officer                                         849,750
       772,500
Accrued interest, officer and affiliate                        73,284
       66,357
Accrued interest, other                                          218,692
       198,738
Accounts payable and other accrued expenses          893,827              922,093
Advances from affiliates                                           62,450
          62,450
Payments received from unissued debentures            187,000              187,000

TOTAL CURRENT LIABILITIES                                          2,592,003
        2,456,138

Shareholders' deficit

Common stock - authorized 750,000,000 shares at
 .0001 par value;
   Issued and outstanding 325,664,536 and               32,567                 30,797
307,964,536 shares at SEPTEMBER 30, 1998
and December 31, 1997 respectively
Capital in excess of par value                              13,094,751
 12,548,020
Notes receivable from sale of stock                      (167,500)
  (95,000)
Deficit accumulated during development stage    (15,313,828)       (14,784,832)
Total shareholders' deficit                                  (2,354,010)
  (2,301,015)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                 $237,993
 $155,123

The accompanying note is an integral part of these financial statements


<PAGE 4>

                                            BIOSONICS, INC.
                              (A DEVELOPMENT STAGE ENTERPRISE)
                                       STATEMENTS OF LOSS
                                               (UNAUDITED)


                                                             NINE  MONTHS ENDED
                                                             SEPTEMBER 30
                                                             1998            1997

Sales                                                     $7,705       $18,679
Cost of sales                                                993
12,459

GROSS PROFIT                                               6,712
6,220

Development stage expenses

Research and development costs                       0                0
Professional fees                                      162,478      187,329
Other development stage expenses             380,764      416,824
TOTAL DEVELOPMENT STAGE EXPENSES              543,242      604,153
Less: revenues from cost recovery program          -                -

NET DEVELOPMENT STAGE EXPENSES                543,242        604,153

Other Income

Investment and other income                        7,534            4,288
Gain on sale of fixed assets                              -
-

TOTAL OTHER INCOME                                       7,534
4,288

NET LOSS                                                 $(528,996)    $(593,645)

LOSS PER COMMON SHARE                               ($.00)            ($.00)




The accompanying note is an integral part of these financial statements.

<PAGE 5>

                                            BIOSONICS, INC.
                              (A DEVELOPMENT STAGE ENTERPRISE)
                                STATEMENTS OF LOSS (CONTINUED)
                                               (UNAUDITED)

                                                             THREE  MONTHS
ENDED           11/13/80 (INCEPTION)
                                                             SEPTEMBER 30
                   TO SEPTEMBER 30,
                                                             1998
1997                    1998

Sales                                                     $   730       $
5,129                   $          871,845
Cost of sales                                               167          4,162
                              568,617

GROSS PROFIT                                                 563
967                                303,228

Development stage expenses

Research and development costs                       0                0
                      4,166,667
Professional fees                                           (46)
54,740                          3,159,896
Other development stage expenses             119,196      129,279
             9,177,798
TOTAL DEVELOPMENT STAGE EXPENSES              119,150      184,019
             16,504,361
Less: revenues from cost recovery program          -                -
                         118,082

NET DEVELOPMENT STAGE EXPENSES                119,150        184,019
             16,386,279

Other Income

Investment and other income                        2,862            2,071
                        761,603
Gain on sale of fixed assets                              -
-                                    7,620

TOTAL OTHER INCOME                                       2,862
2,071                              769,223

NET LOSS                                                $ (115,725)    $
(180,091)              $    (15,313,828)

LOSS PER COMMON SHARE                               ($.00)            ($.00)
                       ($.05)



<PAGE 6>
                                             BIOSONICS, INC.
                               (A DEVELOPMENT STAGE ENTERPRISE)
     STATEMENTS OF DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
                                              (UNAUDITED)

                                              NINE  MONTHS ENDED      11/13/80
(INCEPTION)
                                               SEPTEMBER 30,               TO
SEPTEMBER 30,
                                                1998          1997            1998

BEGINNING BALANCE            $(14,784,832) $(13,918,378)    $        -

NET LOSS                                   (528,996)        (593,645)       (15,313,828)

ENDING BALANCE                $(15,313,828) $(14,512,023)      $(15,313,828)

The accompanying note is an integral part of these financial statements.



                             11/13/80
                                                                NINE  MONTHS
                   (INCEPTION)
                                                                ENDED SEPT 30
                   TO SEPTEMBER
                                                                  1998
    1997              30, 1998

Cash flows used in operating activities

NET LOSS                                                    $(528,996)
$(593,645)     $(15,313,828)

Adjustments to reconcile net loss to net cash used in operating activities


Depreciation and amortization                             3,781
4,503             389,676
Increase in allowance for doubtful accounts             -
  -                  52,000
Increase in reserve for inventory obsolescence          -
  -                  27,000
Loss on lease abandonment                                    -
       -                  19,550
Gain on sale of fixed assets                                    -
          -                   (7,620)
Common stock issued for services                      86,500
39,500             671,559
Common stock options issued for services           13,250              14,398
           190,928
Common stock issued for product rights                   -
   -                  12,501

Change in operating assets and liabilities
Accounts receivable                                            (279)
     2,369                (4,909)
Inventory                                                     (135,626)
        1,576            (204,743)
Interest receivable                                                625
              -                  (2,634)
Prepaid expenses and other current assets           (1,287)
(6,546)                (4,287)
Accrued payroll, officer                                     77,250
    77,250              849,750
Accrued interest, officer and affiliates                   6,927
   8,225              147,487
Accrued interest, other                                     19,954
    18,998             218,692
Accounts payable and accrued expenses            (28,267)
38,258             961,828
Advances from (to) affiliates                            133,288
 (45,416)            202,452

TOTAL ADJUSTMENTS                                           176,116
    153,115          3,519,230

NET CASH USED IN OPERATING ACTIVITIES              ($352,880)
($440,530)      ($11,794,598)

The accompanying note is an integral part of these financial statements

<PAGE 7>
                                               BIOSONICS, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF CASH FLOWS (CONTINUED)
                                               (UNAUDITED)



                               11/13/80
                                                                  NINE  MONTHS
ENDED            (INCEPTION)
                                                                  SEPTEMBER
30,                     TO SEPTEMBER
                                                                   1998
     1997                 30, 1998

Cash flows from investing activities

Sale of fixed assets                                       $     -
  $   -                  $10,825
Capital expenditures                                       (1,770)
   -                   (371,096)
Issuance of note receivable                             (97,500)
(15,000)            (142,500)
(Increase) decrease in deposits                          (100)
  -                   (8,531)
Decrease in note receivable                                   -
     -                    30,000
Decrease in capitalized patents                              -
    -                    (45,690)
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES $(99,370)        $(15,000)
        $(526,992)

Cash flows from financing activities
Proceeds for unissued debentures and
      securities                                                $       -
     $       -                 $498,000
Principal payments of note payable                    (102,000)
(61,000)              (440,000)
Proceeds from issuance of note payable               162,000              -
                 996,444
Increase in capitalized organization costs                    -
    -                      (7,453)
Proceeds from issuance of preferred stock                  -
 -                  1,105,000
Proceeds from issuance of common stock             392,250         516,530
      10,169,859
NET CASH PROVIDED BY FINANCING ACTIVITIES           $452,250       $455,530
        $12,321,850

Net increase (decrease) in cash and                       (160)
  -                         100
cash equivalents

Cash and cash equivalents, beginning                     260
260                           -

Cash and cash equivalents, ending                       $100
$260                      $100

The accompanying note is an integral part of these financial statements.


<PAGE 8>
                                          BIOSONICS, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
            STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL
          NOVEMBER 13, 1980 (INCEPTION) TO SEPTEMBER  30, 1998
                                           (UNAUDITED)


DATE STOCK                                           PRICE PER      AMOUNT

 ISSUED            NUMBER OF SHARES        SHARE           RECEIVED      NOTES

  1/13/81            150,000,000                   0.0001              15,001
     (A)
  1/31/81                4,400,000                   0.0250            110,000
      (B)
      1981                   400,000                   0.0250
10,000       (C)
      1981              20,000,000                    0.0500         1,000,000
      (B)
      1982                     20,000                    0.4000
8,000       (C)
      1982                     97,500                    0.2000
19,500       (C)
      1982                1,000,000                     0.0600
60,100       (D)
      1983                     52,500                    0.2000
10,500       (C)
      1983                     75,000                    0.3050
22,875       (E)
      1983                     25,000                    0.2350
5,875       (E)
      1983                     20,000                    0.5000
10,000       (C)
  12/29/83              7,300,000                    0.5000         3,650,000
     (F)
       1984                        390                    1.0000
    390       (G)
       1984                     5,948                     0.5000
2,975       (G)
       1984                     1,000                     0.3750
   375       (C)
       1984                   72,500                     0.2500
18,125       (C)
       1984                     2,000                     0.3750
   750       (H)
       1984                     4,000                     0.2500
1,000       (C)
       1984                 350,000                     0.2000
70,000       (C)
       1985                   26,500                     0.2810
7,453       (C)
       1985                   20,000                     0.2500
5,000       (H)
       1985                        500                     0.5000
    250       (G)
       1985                     5,000                     0.3440
1,719       (C)
       1985                         50                      1.0000
       50       (G)
       1985                     2,000                     0.3750
   750       (H)
       1985                     7,500                     0.1560
1,172       (C)
       1986                     6,882                     0.5000
3,472       (G)
       1986                   85,000                     0.1875
15,938       (H)
       1986                   11,650                     0.2810
3,276       (H)
       1986                 100,000                     0.2190
21,875       (H)
       1986            10,665,000                     0.1810         1,929,737
      (I)
       1986                 202,000                     0.1560
31,562       (H)

       1986                  70,000                        0.3130
21,875       (H)
       1986                134,855                        0.2000
26,939       (H)
       1987              7,613,551                       0.2000
1,522,710       (G)
       1987                476,110                        0.2950
140,478       (H)
       1987                  7,000                          0.1590
1,113       (B)
       1987                 15,000                          0.3120
4,687       (C)
       1987                240,000                         0.2000
48,000       (B)
       1987                100,000                         0.2180
21,875       (C)

The accompanying note is an integral part of these financial statements.


<PAGE 9>
                                            BIOSONICS, INC.
                             (A DEVELOPMENT STAGE ENTERPRISE)
      STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (CONTINUED)
                NOVEMBER 13, 1980 (INCEPTION) TO SEPTEMBER  30, 1998
                                             (UNAUDITED)


DATE STOCK                                           PRICE PER      AMOUNT

 ISSUED            NUMBER OF SHARES        SHARE           RECEIVED      NOTES

      1988                125,000                      0.2500
31,250       (C)
      1988                  2,500                        0.2180
547         (H)
      1988                 10,000                       0.2000
2,000        (G)
      1988                100,000                      0.2500
25,000       (B)
      1988              4,227,000                     0.2000           845,400
      (B)
      1988                 25,000                       0.1560
3,906       (C)
      1988                 11,000                       0.0130
143       (H)
      1989                400,000                      0.0800
32,000       (B)
      1989                  3,000                        0.0938
282       (H)
      1989                100,000                      0.0800
8,000       (B)
      1990                 25,000                       0.0100
250       (H)
      1990             20,311,000                    0.0100           203,110
     (B)
      1990             10,500,000                    0.0100           105,000
     (B)
      1991              1,100,000                     0.0100            11,000
      (B)
      1991                100,000                      0.0100
1,000       (H)
      1991                 48,000                       0.0625
3,000       (J)
       1991                 32,000                      0.0625
2,000       (J)
       1991              1,100,000                    0.0100            11,000
      (J)
       1991              1,100,000                    0.0100            11,000
      (B)
       1991                400,000                     0.0100
4,000       (C)
       1995                      0                          0.0000
87,750       (Q)

       1996              1,250,000                     0.0800
100,000       (K)
       1996             11,375,000                    0.0286           325,000
      (K)
       1996             16,100,000                    0.0500           805,000
      (K)
       1996              1,300,000                     0.0100
13,000       (L)
       1996             12,900,000                    0.0200           258,000
      (L)
       1996                300,000                      0.0300
9,000       (M)
       1996                280,000                      0.0500
14,000       (M)
       1996                400,000                      0.0800
32,000       (M)
       1996                100,000                      0.0650
6,500       (M)
       1996                250,000                      0.0850
21,250       (M)
       1996           (15,368,820)
   -0-       (N)
       1996                420,000                      0.0238
10,000       (L)
       1996             11,150,000                    0.0200           223,000
      (L)
       1996                428,600                      0.0350
15,000       (L)
       1996                250,000                      0.0400
10,000       (L)
       1996              1,075,220                     0.0500
53,761       (L)
       1996                350,000                      0.0258
9,032       (J)
       1996              1,695,000                     0.0345
59,175       (J)
       1996                 75,000                       0.0400
3,000       (O)
       1996                200,000                      0.0500
10,000       (B)

The accompanying note is an integral part of these financial statements.

<PAGE 10>
                              BIOSONICS, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
      STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (CONTINUED)
           NOVEMBER 13, 1980 (INCEPTION) TO SEPTEMBER  30, 1998
                                (UNAUDITED)


DATE STOCK                                           PRICE PER      AMOUNT

 ISSUED            NUMBER OF SHARES        SHARE           RECEIVED      NOTES

     1996                         -                                  -
   75,530       (Q)
     1997                550,000                      0.0500            27,500
      (M)
     1997                200,000                      0.0500            10,000
      (O)
     1997              5,000,000                     0.0100            50,000
     (P)
     1997              1,000,000                     0.0200            20,000
     (P)
     1997                      -                                     -
   14,398       (Q)
     1997             11,130,600                    0.0500           556,529
    (R)
     1997                500,000                      0.0500            25,000
      (P)
     1997                 40,000                       0.0500
2,000       (M)
     1997                 80,000                       0.0200
1,600       (L)
     1997              1,600,000                     0.0500            80,000
     (R)
     1998              1,650,000                     0.0500            82,500
     (R)
     1998                100,000                      0.0500             5,000
      (O)
     1998              2,730,000                     0.0500           136,500
     (S)
     1998              1,100,000                     0.0500            80,000
     (R)
     1998                      -                                     -
   13,250       (Q)
     1998            (1,600,000)                               -
-0-           (N)
     1998              1,600,000                      0.0500            80,000
      (M)
     1998              9,190,000                      0.0250           229,750
      (R)
     1998                 30,000                        0.0500
1,500       (M)

TOTAL SHARES - COMMON STOCK        325,664,536

TOTAL PAID-IN CAPITAL                                          $ 13,568,246
LESS:   Notes Receivable for Stock Purchase                       167,500
LESS:  Offering Expenses
473,495

NET PAID-IN CAPITAL - COMMON STOCK                 $  12,927,251
  The accompanying note is an integral part of these financial statements.

<PAGE 11>
                                       BIOSONICS, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)
    STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL  (CONTINUED)
              NOVEMBER 13, 1980 (INCEPTION) TO SEPTEMBER  30 , 1998
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


<PAGE 12>
                                            BIOSONICS, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)
                                 NOTE TO FINANCIAL STATEMENTS
                                       SEPTEMBER  30 , 1998



Note 1 - The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K annual report for the year ended December 31, 1997. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine-month period ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.





<PAGE 13>
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATIONS.

PLAN OF OPERATIONS

Biosonics, Inc. ("the Company" and "Biosonics") is preparing a marketing plan for the Salitron (registered trademark) (dry mouth) device. However this marketing plan will not go into effect until the necessary funding has been received, or Medicare reimbursement has been obtained or which there is no assurance. The Company does have current inventory for the Salitron, and believes that it's existing inventory is not obsolete and that the Company can sell and ship such units after testing the equipment.

Although approximately 46 private insurance carriers have reimbursed Biosonics for the use of the Salitron (registered trademark) system and Medicaid reimbursement has been obtained in four states, there is uncertainty as to whether third party payers will approve or continue to reimburse Biosonics for the devices and whether reimbursement, if approved or continued, will be sufficient for purchasers of the Company's products. On May 23, 1994, a proposed notice was published in the Federal Register by Health Care Financing Administration ("HCFA") that it intended to disapprove Biosonics' application for Medicare reimbursement for the Salitron System. In 1996, Biosonics met with HCFA officials to urge a reevaluation of its intent to disapprove the Company's request for reimbursement approval. The Company continued its efforts with HCFA and in October 1997 submitted additional data to HCFA. During a Senate Appropriations Subcommittee Hearing in March 1998, the Administrator of HCFA stated that HCFA would be prepared to withdraw the 1994 notice. On June 1, 1998 the Federal Register published a notice stating that the previous non-coverage notice of 1994 was withdrawn and that a technical review of the Salitron was underway. Since the non-coverage notice was withdrawn, Biosonics has contacted the four regional carriers with the information submitted regarding the Salitron for their review. In August the four regional carriers reviewed the information and requested more time to review the medical literature on the Salitron as well as any further information on electro-stimulation for dry mouth. Information received from HCFA indicates that AHCPR (Agency for Health Care Policy and Research), which is processing the technical assessment of the Salitron, should have a report in November.

The Company has developed a marketing plan for the Cystotron (trademark) product (Incontinence) which includes a six-month market study. The purpose of the study is to provide further data for physicians to assist them in deciding whether to prescribe the Cystotron System for their patients. The Company intends to proceed with this marketing plan if and when the Company has received sufficient funds for manufacturing the product.

<PAGE 14>
Biosonics is also planning to develop a strategy to market its products in the international market. The Company has initiated contact with various companies in the European market. Further development of this plan will require engineering aspects and the qualification of the European CE mark for importing into Europe.

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


FORWARD LOOKING STATEMENTS

All statements contained in this report that are not historical facts, including but not limited to the Company's plans for product development and marketing, are based on current expectations. These statements are forward-looking
(as defined in the U.S. Private Securities Litigation Reform Act of 1995 and the Act) in nature and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as "may", "will", "should", "expect", "anticipate", "believe", "estimate" or "continue", or the negative thereof or other variations thereon or comparable terminology. Actual results may vary materially, as discussed herein. The factors that could cause actual results to vary materially include: The availability of capital to finance the Company's operations on terms satisfactory to the Company; the availability of clearances or approvals of the Company's products by federal, state and foreign governmental authorities; the market acceptance of the Company's products; the availability of reimbursement by third part payors, including Medicare reimbursement; product liability claims; the availability of protection of the Company's patents and future litigation relating to protection of its patent, trade secret and know-how; the Company's dependence on Jack Paller, Chief Executive Officer; general business and economic conditions and competition from products that address the same or similar medical problems as those addressed by the Company's products; and other risks that may be described from time to time in the reports that the Company will be required to file with the Commission. The Company cautions potential investors not to place undue reliance on any such forward-looking statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

Biosonics' primary sources of funds to date have been proceeds from the sale

<PAGE 15>
of its securities and investment income on such proceeds, including loans and advances for securities purchased through private and public offerings. Biosonics will require additional funds estimated to be approximately $3.0 million to implement current manufacturing and marketing plans for the Salitron and
Cystotron. The Company will also require additional funds in the immediate future to maintain the operations of the Company. Biosonics has initiated a private offering of securities to acquire the immediately required funds.

The Company is currently preparing to relocate as well as update the office and operations. This has given the Company the ability to update all of their computers, software applications, office machinery and other equipment relating to the operations of the company. The Company believes that upgrading and installation of this equipment or software will also remedy problems relating to the year 2000 (Y2K) date conflicts. Therefore no additional expense will be realized directly for the Y2K updating.

Net development stage expenses for the nine and three months ended September 30, 1998 ($543,242 and $119,150, respectively) were lower then the comparable periods of the prior year ($604,153 and $184,019, respectively) due to additional costs associated with certain secured filings that occurred during the prior year. Other development stage expenses include primarily salaries, rent, supplies, transfer agent fees, manufacturing, marketing, public relations and travel expenses.

The Company's professional fees for the nine and three months ended September 30, 1998 ($162,524 and $(46), respectively) were lower than the comparable periods on the prior year ($187,329 and $54,740, respectively) due to additional costs associated with certain secured filings that occurred during the prior year.
For the 3 months ended September 30, 1998 there was a negative adjustment of $30,000 due to a revised agreement with a consulting firm.

The Company's sales for the nine and three months ended September 30, 1998 ($7,708 and $730, respectively) were lower as compared to the same period of the prior year ($18,679 and $5,129, respectively). The decrease in sales resulted primarily from not having available funds to maintain a marketing program for the Salitron System.

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 2.     CHANGES IN SECURITIES.

<PAGE 16>
Biosonics has effected a private placement of common stock to a limited number of accredited investors for which it received subscriptions for an aggregate of $302,250 or 12,090,000 shares of common stock at $.025 per share to eighteen accredited investors for the 3 month period ended September 30, 1998. These private sales were made pursuant to the exemption afforded under Section 4(2) and Regulation D under the Securities Act of 1933.

The Company also issued 30,000 shares of common stock at $.05 per share to an
individual as compensation for consulting.   This issuance was made pursuant to
the exemption afforded under Section 4(2) under the Securities Act of 1933.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:
        *3.1   Articles of Incorporation as amended (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1996).

        *3.5   By-laws of Registrant, as amended.  (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1983 ["1983 Form 10-K"]).

        ?.?    New Space Lease

          27   Financial Data Schedule

       (b) Reports on Form 8-K:
             None

*      Incorporated by reference

                                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.
                                                               BIOSONICS, INC.
DATE: NOVEMBER 13      , 1998                    BY:      /S/JACK PALLER


                                                               Jack Paller,
President, Chairman and
                                                               Executive
Officer, Principal Financial
                                                               Officer and
Principal Accounting
                                                                Officer and
Sole Director.