Form 10-K
period 1998-12-31
BIOSONICS INC
filed 1999-04-19
CIK 352715

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                        FORM 10-KSB


     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to _______.

               Commission File Number: 0-11371

                       BIOSONICS, INC.
     (Exact name of registrant as specified in its charter)

Pennsylvania                       23-2161932
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)     No.)

              185 Commerce Drive, Suite 103
              Ft. Washington, Pennsylvania 19034
        (Address of principal executive offices) (Zip Code)

                       (215) 646-7100
         (Registrant's telephone number including area code)

                      260 New York Drive
    (Former name, former address and former fiscal year, if changed since last report)

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


Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not
contained herein, and will not be contained, to the best of
registrant's knowledge, in definitive proxy or
information statements incorporated by reference in Part III of this From 10-KSB or any amendment to
this From 10-KSB. [   ]

The company is unable to give an aggregate market value of the Registrant's Common Stock due to the inactivity of the stock.

Indicate the number of shares outstanding of each of the issuers shares of common stock, as of the latest practicable date:
As of December 31st 1998, there were outstanding 326,994,536 shares of the Registrant's Common Stock, $.0001 par value.

Documents Incorporated by Reference:   None




                            PART I

ITEM 1.   BUSINESS AND PROPERTIES

GENERAL

Biosonics, Inc. has been focusing on the Salitron (dry mouth) product for marketing and obtaining the approval for Medicare Insurance reimbursement. The Salitron has been marketed to patients who have a disease called Sjogren Syndrome, which effects people of all age. This disease is not commonly known, in spite of the recent efforts of various organizations such as the Sjogren Syndrome Foundation who, with Congressional support, was able to have April declared as Sjogren Syndrome month. With further awareness of this debilitating progressive disease the Company hopes to generate sales with or without Medicare support. Please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Plan of Operation for 1998" for further information.

During 1998, Biosonics worked on marketing research and manufacturing development of the Cystotron (incontinence) product for stress incontinent individuals. There are more than 13 million people who suffer from incontinence with approximately 62% of this market who have stress incontinence. The efforts in 1998 towards manufacturing gave the Company the background required to review the product and make changes necessary for updating the manufacturing process and our product. The Company expects that the product will be ready for manufacturing in 1999 if the Company is able to obtain the required funds. Please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Plan of Operation for 1998" for further information.

Manufacturing development is very important to all of the devices. To actively market off-shore as well as domestically, manufacturing costs and simplicity must be taken into consideration. Since our products will require further studies, time and expense to market in the United States, Biosonics plans to research more closely the off-shore distribution.

The Company relocated its offices in January 1999 to a larger facility that has created a larger lab and engineering facility.
The office is located at 185 Commerce Drive, Suite 103,
Fort Washington, Pennsylvania and the contact phone and fax numbers remain the same (215-646-7100 and 215-646-3364 respectively).

YEAR 2000

The Company's products are not effected by the Y2K bug since they are not computerized, however the Company has developed a plan to assure that all suppliers and manufacturers utilized by the Company will be Y2K ready.

HISTORY

Biosonics, Inc. was incorporated in Pennsylvania in November 1980 as a subsidiary of International Management and Research
Corporation ("IMRC").   Since its inception, the Company has been
involved in the development and marketing of electrotherapeutic and diagnostic devices to manage and treat several intractable medical conditions, including extreme dry mouth, nasal/sinus congestion, urinary/fecal incontinence and impotence. The Company's non-invasive, electrotherapeutic and diagnostic devices offer relief from and improvement to such distressing disorders without drug related side effects or the ultimate need for surgery. The Company has received six patents on its devices. Furthermore, the Company has received FDA approval or clearance for marketing the Salitron(registered trademark) (dry mouth), Cystotron(trademark) (urinary incontinence), Anotron(trademark) (fecal incontinence) and the BIDDS(trademark) Glove (diagnostic tool).


PRODUCTS

The Company has developed various electrotherapeutic devices, six of which have been patented, and four of which have received FDA approval for marketing, with a PMA or 510(k) clearance. The electrotherapeutic technology developed by the Company is based on the stimulation of nerves using the body's natural resources, to create a positive response in malfunctioning body organs and systems. All of the Company's developed devices are portable, battery-operated, non-surgical and non-invasive, and the Company has not received any reports on adverse side effect in any active user.

The Company has not manufactured any of its products during the past ten years and has made sales during 1996, 1997 and 1998 from existing inventory, consisting of Salitron System units and accessories. The Company believes it can sell and ship Salitron system units from this inventory after testing the equipment, and it believes that such sales could generate approximately $375,000 in revenue, although there can be no assurance that the Company will be able to effect such sales.

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

Biosonics has lacked the funds necessary to implement a marketing program for any of its devices. Biosonics' initial marketing efforts were for the Salitron and involved efforts to obtain Medicare reimbursement for the Salitron. On May 23, 1994, a proposed notice was published in the Federal Register by HCFA that it intended to disapprove Biosonics' application for Medicare reimbursement for the Salitron System, although no final notice has yet been published. In 1996, Biosonics met with HCFA officials to urge a reevaluation of its intent to disapprove the Company's request for reimbursement approval. In February 1997, HCFA advised Biosonics that it had examined its previous position and concluded that absent additional information, Medicare reimbursement for the Salitron was not warranted under current law. As a result, the Company has engaged a Washington, DC law firm to explore with HCFA the extent of additional information that HCFA will require in order to approve Medicare reimbursement for the Salitron System. HCFA has requested that the Company provide additional data to establish the clinical utility of electrostimulation to evaluate the long-term effectiveness of electrostimulation and to identify the types of patients who would benefit from the procedure. In late October 1997, the Company submitted additional data to HCFA. On March 10, 1998 during a Senate Appropriations Subcommittee on Labor, Health and Human Services, and Education, a HCFA representative stated her intention to withdraw the May 23, 1994 Federal Register notice. This May 23rd notice was withdrawn from the Federal Register on June 1, 1998 and further stated that a review of the product and its effect on the disease, would be done. National coverage for reimbursement of the Salitron remains under review by HCFA. Further, Biosonics cannot predict the effect, if any, on the reimbursement from the private plans and Medicaid in the event that HCFA does not publish any notice of coverage of the Salitron System for Medicare purposes. Sales of the Company's devices may be adversely affected by the difficulty of purchasers' obtaining sufficient reimbursement from third party payers. There can be no assurance that the availability of third party reimbursements will continue and that changes in levels of such reimbursement will not adversely affect the profitability of the Company's products.

Biosonics has been directing sales, on a limited basis, of the Salitron to rheumotologists, ear nose and throat specialists, and dentists. Under this program each physician and dentist is supplied with a Salitron, training materials along with a video, and asked to test their patients who suffer from dry mouth.
This marketing effort was put on hold as too many potential patients are Medicare age who cannot afford to purchase the Salitron without Medicare coverage. In light of the recent developments with HCFA withdrawal of the previous "non-coverage" statement from the Federal Register,the Company is generating a marketing plan to increase sale of its' existing Salitron systems, and proceeding with a bid for manufacturing of additional systems.

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

Subject to the availability of funds, Biosonics is developing a marketing plan for the Cystotron device that will include a six-month market study. Please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Plan of Operation for 1998" for further information.

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

MEGS(trademark). The MEGS (Male Electronic Genital Stimulator) is a device designed to counteract male impotence. On September 24, 1985, Biosonics was issued a United States patent (U.S. Patent No. 4,542,753) covering the method and apparatus for stimulating erections utilized by the MEGS Stimulator.
Although several foreign patents were obtained, Biosonics allowed them to lapse due to lack of funds. Biosonics has also received a patent (U.S. Patent No. 4,663,102) covering methods for making certain components of the MEGS Stimulator. Further clinical studies are necessary before this device can be submitted to the FDA for marketing clearance or approval. Biosonics plans to transfer this technology to its subsidiary company EubeTek, Inc. which was formed in January 1999. Refer to "Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operation - Plan of Operation for 1998" for further information.

NASOTRON(trademark). The Nasotron is a self-contained non-surgical device intended to clear obstructed nasal-sinus passages, thereby countering pollen responses and other allergies and postnasal problems without the use of drugs. Biosonics has received United States Patent No. 4,590,942 with respect to the Nasotron. Although several foreign patents were obtained, these patents have lapsed due to lack of funds. Biosonics is must commence dosage studies for the Nasotron on patients to determine the optimal intensity and duration of the electronic impulse. Furthermore, double blind clinical studies performed under protocols acceptable to the FDA, must be completed and submitted to the FDA for approval prior to the commercial sale of the Nasotron. These efforts are not currently being undertaken.

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

Patent No.          Descript     ion
Expiration

Date


4,519,400           Method for stimulating salivation used
2002
                    in connection with Salitron System



4,637,405           Application for stimulating Salivation used
 2004
                    in connection with the Salitron System



5,117,840           Sphincter Training System used in
  2009
                    connection with the Anotron and
                    Cystotron Incontinence System

4,765,343           Application for transferring electric
  2005
                    energy to/from living tissue used in
                    connection with the BIDDS Glove diagnostic
tool

4,542,753           Application and method for stimulating
  2002
                    penile erectile tissue used in
                    connection with the Company's MEGS device

4,663,102           Method for making a body member for use in
  2004
                    genital stimulation used in connection with
                    the Company's MEGS device

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

THIRD PARTY REIMBURSEMENT

The Company believes that the overall escalating cost of medical products and services has led and will continue to lead to increased pressures upon the health care industry to reduce the cost of certain products and services, which may include those of the Company. These cost pressures are leading to increased emphasis on the price and cost-effectiveness of any treatment regimen and medical device. In addition, third party payers, such as governmental programs, private insurance plans and managed care plans that are billed by hospitals for such health care services, are increasingly negotiating the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payer, was experimental or was used for an unapproved indication. Although approximately 40 private insurance carriers have reimbursed Biosonics for the use of the Salitron system and Medicaid reimbursement approval has been obtained in four states, there is uncertainty as to whether third party payers will approve or continue to reimburse Biosonics for the devices and whether reimbursement, if approved or continued, will be sufficient for purchasers of the Company's products. There were no private insurance claims submitted in 1998.

On May 23, 1994, a proposed notice was published in the Federal Register by HCFA that it intended to disapprove Biosonics' application for Medicare reimbursement for the Salitron
System, although no final notice has yet been published. In 1996, Biosonics met with HCFA officials to urge a reevaluation of its intent to disapprove the Company's request for reimbursement approval. In February 1997, HCFA advised Biosonics that it had examined its previous position and concluded that absent additional information, Medicare reimbursement for the Salitron was not warranted under current law. As a result, the Company has engaged a Washington, DC law firm to explore with HCFA the extent of additional information that HCFA will require in order to approve Medicare reimbursement for the Salitron System. HCFA has requested that the Company provide additional data to establish the clinical utility of electrostimulation to evaluate the long-term effectiveness of electrostimulation and to identify the types of patients who would benefit from the procedure. In late October 1997, the Company submitted additional data to HCFA. On March 10, 1998 during a Senate Appropriations Subcommittee on Labor, Health and Human Services, and Education, a HCFA representative stated her intention to withdraw the May 23, 1994 Federal Register notice. This May 23rd notice was withdrawn from the Federal Register on June 1, 1998 and further stated that a review of the product and its effect on the disease, would be done. National coverage for reimbursement of the Salitron remains under review by HCFA. Further, Biosonics cannot predict the effect, if any, on the reimbursement from the private plans and Medicaid in the event that HCFA does not publish any notice of coverage of the Salitron System for Medicare purposes. Sales of the Company's devices may be adversely affected by the difficulty of purchasers' obtaining sufficient reimbursement from third party payers. There can be no assurance that the availability of third party reimbursements will continue and that changes in levels of such reimbursement will not adversely affect the profitability of the Company's products.

COMPETITION.

The medical devices market is highly competitive. Furthermore, the medical devices market is characterized by rapid product development and technological changes. The Company believes that the Salitron System, used to relieve symptoms associated with Xerostomia, or dry mouth, a condition of Sjogren Syndrome, is the only product that stimulates salivary glands by electrostimulation and produces saliva through a natural response of the glands over longer periods of time. Recently, a drug called Salagen was marketed for the treatment of dry mouth resulting from Sjogren's Syndrome. The Company believes that the Salitron, which has no reported side effects, is a safer and less costly therapy. The Company's Salitron System also competes with palliative products such as drugs, hard candy and chewing gum, which may provide temporary relief of, but not long term improvement for, dry mouth symptoms.

The Company is aware of at least three companies that have developed products similar to the Company's products used to treat incontinence, including one company that has developed a product similar to the Cystotron Incontinence Control System. The Company believes that its Cystotron Incontinence Control System, once it becomes marketable, will compete effectively with other products due to its portability and its personal use-at-home features. Also, the Company believes that its diagnostic tools and procedures used in conjunction with the Cystotron are more accurate which will enable the product to compete more effectively in the market. Biosonics is not aware of any device that would be in direct competition to the BIDDS Glove.

It is possible that the Company's products could be rendered obsolete or uneconomical by technological advances by one or more of the Company's current or future competitors. There are other companies engaged in research and development in the medical field, many of which are well established with greater financial and marketing resources than the Company. Some of these companies offer products that address the same or similar medical problems as those addressed by certain of the Company's products. For example, the Company's Cystotron Incontinence Control System competes with products that are intended to maintain incontinence, such as diapers, menstrual pads, drugs and insertion plugs, and other electrostimulation products such as retraining devices, muscle exercisers and biofeedback devices. The Company believes its unique patented pulsing wave form is more effective in its recovering of the incontinent condition. One or more companies in the medical device industry might develop products in the future similar to those being developed by the Company and be in the position to market them more successfully than the Company.

EMPLOYEES

As of December 31, 1998, Biosonics had eight employees, of which seven are full-time, consisting of the Chief Executive Officer, an operations manager, a products specialist, electrical technician, document controller, medical customer support and a secretary and one who is part-time bookkeeper.


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

SALITRON MEDICAL ADVISORY BOARD

Biosonics Salitron Medical Advisory Board (the "Advisory Board") consists of individuals with expertise in the field related to Sjogren's Syndrome. It is anticipated that the Advisory Board will consult informally with Biosonics on an as-needed basis. Biosonics agreed to pay the Chairman of the Advisory Board $25,000 for his first year of service and grant him 100,000 shares of Common Stock. Dr. Talal received 240,000 shares in 1997 in lieu of the $25,000. The other members of the Advisory Board received 50,000 shares of Common Stock. The issuance of the shares was conditioned upon the Advisory Board members serving for a minimum of two years. All of the above mentioned shares were issued in the latter part of 1996. Except for Elaine Harris, who is the founder of the Sjogren's Syndrome Foundation, all of the members of the Advisory Board are employed by or retired from academic institutions or are practicing
physicians.   Each of the members has other commitments to other
entities that may limit their availability to Biosonics. Members of the Advisory Board are not expected to devote more than a small portion of their time to Biosonics. The Advisory Board did not formally meet in 1998.

The names of the persons serving on the Advisory Board and their respective institutional affiliation or former affiliation or occupation are as follows:

Name                    Institutional Affiliation or Occupation

Norman Talal, M.D.      Retired, The University of Texas

Norman Gaylis, M.D.     Rheumotologists, Private Practice

Jonathon Ferguson,      Rheumotologists, Private Practice
M.D.

Elaine Harris           Founder, Sjogren's Syndrome Foundation

James Quinn, D.D.S.     Retired, Louisiana State University,
                        School of Dentistry

ITEM 2.     PROPERTIES OF THE COMPANY

Biosonics leases approximately 4,508 square feet of office space in Fort Washington, Pennsylvania pursuant to a new five year lease that started February 1, 1999. Lease payments are currently $6,011 per month.

ITEM 3.     LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.
                               PART II

ITEM 5.     MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED
   STOCKHOLDER MATTERS

                      High Bid   Low Bid

1998

First Quarter            0.075     0.040
Second Quarter           0.090     0.035
Third Quarter            0.053     0.024
Fourth Quarter           0.036     0.020

1997

First Quarter            0.075     0.045
Second Quarter           0.130     0.045
Third Quarter            0.115     0.065
Fourth Quarter           0.080     0.048

The quotations set forth above reflect inter-dealer prices without mark-up, mark-down or commissions, and may not necessarily represent actual transactions. As of December 31, 1998, there were approximately 10,500 record holders of the Company's Common Stock. The Company has not, since its inception, declared any dividends.

ITEM 6.   SELECTED FINANCIAL DATA.

                     Year Ended December 31

  Statement of Loss
 Data:                  1998   1997     1996     1995      1994

  Sales               $11,065  $26,763  $40,774  $62,506  $21,939

  Cost of Sales       124,481   22,639   30,208   41,980   17,817

  Gross profit (loss)($113,416) $4,124  $10,566  $20,526   $4,122

  Development stage
  expenses:

  Research and develop
costs                    $166    $614   $21,500  $20,117   $5,160

  Professional fees   118,757 244,931   130,050   54,697   49,507

  Other develop stage
expenses              475,031 631,476   636,488  560,476  338,102

  Net develop stage
expenses              593,954 877,021   788,038  635,290  426,713

  Other income:

  Investment income   $11,192  $6,443     -      $5,279      -

  Miscellaneous income    -       -          75     -         -

  Gain on sale of
equipment                 -       -        -        -         -

  Total other income  $11,192  $6,443       $75   $5,279      -

  Net loss     ($696,178)($866,454)($777,397)($609,485)($422,591)

  Loss per common
share                   0.00    0.00      0.00     0.00    0.00


                     As of December 31,

  Balance Sheet Data:  1998    1997    1996     1995      1994

Working Capital
(Deficit)
($2,497,476)($2,323,266)($2,150,027)($2,709,883)($2,477,004)

  Total Assets             $169,266     $155,123     $174,187
$133,650    $119,445

  Total Liabilities      $2,640,759    $2,456,138   $2,300,776
$2,810,091  $2,574,151

  Shareholders' Deficit
($2,471,493)($2,301,015)($2,126,589)($2,676,441)($2,454,706)




ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES

Biosonics' primary sources of funds to date have been proceeds from the sale of its securities including loans and advances for security purchases through offerings. The Company's financial problems have been long standing. The Company had promoted its Salitron system during the late 1980's and early 1990's, including promotion of the product through independent "dry mouth centers," with the goal of generating enough revenues to assist it with developing marketing programs for the Company's other products. The inability to obtain National Medicare approval, has increased the difficulty to receive reimbursement from private insurance carriers and Medicare regions, although some payments from private insurance carriers and Medicare have been received. The difficulties in obtaining Medicare reimbursement existed both prior and subsequent to HCFA's notice on May 23, 1994 of its intention to disapprove the Company's application for Medicare reimbursement for the Salitron System. See "Item 1. Business and Properties -- Government Regulation."

Of the Company's $8,750 in Salitron System sales revenues in 1998, $3,750 were sent to Medicare for reimbursement, and $5,000 was billed directly to the patients. No monies were received from Medicare, Medicaid or private insurance carriers during the year. All prior year sales that were awaiting process were paid. It is Biosonics' policy that all patients make regular monthly payments, even if we submit to their respective insurance company. However, because most of the patients who could use the Salitron System for relief of dry mouth condition are within the Medicare age group, the Company has lost the interest of patients and their physicians in the Salitron System, who have been unwilling to wait during the long process of reimbursement, which in some cases can be as long as one year, and can not afford the monthly payment plan. Reimbursements from Medicare are processed on a case-by-case basis in which the Company usually is required to go through a lengthy appeals process. The Company's operations, therefore, have been dependent upon sales of its securities, loans and advances.

RECENT CAPITAL TRANSACTIONS

The Company, as of December 31, 1998, owes an aggregate of $216,000 in interest bearing loans, $91,000 of which is payable to Jack Paller, and an aggregate of $93,000 in non-interest bearing loans. In 1989, Biosonics offered to its shareholders the right to subscribe for 11-1/2% convertible subordinated debentures, which offering was terminated by Biosonics prior to completion. The debentures were never issued and, due to a lack of funds, except for $4,000 which was reimbursed to investors in 1990, the proceeds raised were never returned to the investors. In 1990, Biosonics offered the investors the right to convert their debentures into Common Stock, and investors who purchased an aggregate of $16,000 of the debentures converted their debentures into 1,180,000 shares of Common Stock. As of December 31, 1998 the outstanding principal balance of such debt was $187,000 and the accrued interest thereon was $196,609.

During the year ended December 31, 1998, Biosonics issued Common Stock shares as follows: (i) 13,190,000 shares at $.025 per share to 17 accredited investors and 2,750,000 shares at $.05 per share to 12 accredited investors for participation in a private placement, (ii) 200,000 shares at $.025 per share and 100,000 at $.05 per share for payment of interest on one loan established in 1998, (iii) 2,730,000 shares at $.05 per share for payments two individuals for the purchase-back of their Dry Mouth Center inventory, (iv) 20,00 shares at $.025 per shares and 30,000 shares at $.05 per share were issued for consulting services;
(vi) 110,000 shares at $.02 per share were issued to four investors, in exercise of stock options. Further, a contract for consulting services was renegotiated resulting in 100,000 shares being returned to the Company. Those shares were retired against the outstanding shares for 1998. All shares issued and explained above are restricted and may not be sold except in accordance with the registration requirements under the Act or an exemption from such requirements such as Rule 144.

In 1998, the Company had net positive cash flow from financing activities of $433,950. This consisted of $304,950 from issuance of common stock and $172,000 from issuance on notes payable. The repayment of notes payable totaling $43,000 offset these receipts. The Company expended $9,890 for computer equipment and $100 for a deposit on new office equipment. The company had negative cash flows from operations of $424,120.

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

PLAN OF OPERATION FOR 1999

Biosonics has created a subsidiary called EubeTek, Inc. ("EubeTek") that will concentrate on the development and FDA submittal for the MEGS (impotence) device. Biosonics has agreed to transfer the technology of the MEGS device to the new company for 5.5 million shares of EubeTek common stock which represents 55% of the authorized shares. This company will hire a President to oversee its operations. Recently EubeTek offered a private placement to accredited investors at $6 per share. These funds will be used for general operating expenses, developing the product and employing the management team.

With Biosonics' continued efforts towards acquiring Medicare reimbursement approval, and the lack of said approval, the Salitron will be marketed in the local domestic market, with a minimal advertising budget. The Company does have current inventory for the Salitron, and believes that this existing inventory is not obsolete and that the Company can sell and ship such units after testing the equipment. The Company believes that the amount of revenue that could be generated from such sales is approximately $375,000, however, there is no assurance that such sales will occur. The Company plans to also introduce this product into the Canadian and other off-shore markets. In particular, Biosonics has received interest in the Salitron from individuals in Canada, and therefore is planning to look into a distribution agreement for this region.

Biosonics will require additional funds to proceed with the plans to manufacture and market the Cystotron device in the United States. Our research has shown that our marketing efforts should target the retirement community, as well as the age group from 40 to 60 year old females. The Company has completed a tentative marking plan for the Cystotron based on this research. This plan includes matters relating to the manufacturing and sales of the devices as well as the production of a six-month marketing study for the product. The purpose of the study is to provide further data for physicians to assist them in deciding whether to prescribe the Cystotron System for their patients.

The Company's anticipated funding needs for the Cystotron result from the following breakdown:

           Allocation Item            Funds Required

Manufacturing costs for 1,000 units       $350,000
with accessories,
complete turnkey manufacturing

Cystotron Advisory Board fees              $60,000

Marketing study with 500 women          $1,000,000

Marketing and Advertising costs for       $375,000
the Cystotron

Seminar for Physicians, post study        $250,000

Total for the Cystotron Study           $2,035,000

The above amounts are estimated based on certain assumptions. Manufacturing costs are based on estimated costs from manufacturing to produce the Cystotron System and accessories. The Cystotron Advisory Board fee is based upon an estimate provided by the proposed head of the board. The $1 million for the marketing study includes fees to the physicians for their study of patients as well as nursing staff, biostatisticians and laboratory costs to be incurred to produce the results of the study. Marketing and advertising costs for the Cystotron are estimated amounts derived in connection with publications advertising and TV/cable/radio advertising, for introducing the product to the public. The seminar/symposium for the physicians at the end of the study will be the Company's method of verifying the product's efficacy to the medical community, inasmuch as the Company's products must be prescribed by a physician prior to sale. These estimated costs are for printing expenses, location and media required for the symposium.

Upon receipt of funds, Biosonics will generate a bid for the manufacturing of the Cystotron product as well as prototypes for
manufacturing design changes.   The "manufacturing  bid process"
consists of the Company's generating a "request for proposal" document, which sets forth the manufacturing, quality assurance and other particulars regarding the Cystotron and the completion of turnkey manufacturing, i.e., full assembly, packaging and labeling of the product. The Company will also supply drawings for the bidder to review. Each prospective manufacturer of the Cystotron must bid on the project by a specified date. The Company will review the bids based upon the price, service and qualifications of the respective manufacturers and award the project to the manufacturer selected by the Company as a result of this process. The manufacturer will then have the responsibility to produce the product within the outlined time frame, in accordance with the specifications provided by the Company in compliance with applicable regulations. The prototypes that will be developed will be included in the study. Biosonics plans to forward this information to the FDA for amendment to the 510k so that manufacturing can begin on a newly designed product for manufacturing cost effectiveness.
When Biosonics has a product that is manufacturing cost effective, the Company will begin actively seeking off-shore distribution. In Europe, this will require a CE Mark which must be applied for. Depending on the Company's funds, plans are to attend various shows and conferences relating to off-shore distribution.

Depending on the Company's ability to raise additional funds to commence and implement its marketing plan for the Cystotron product and the establishment of the market study and a sales team for the product, of which there can be no assurance, the Company anticipates that domestic sales of the Cystotron product will commence in the latter part of 1999 or early 2000.

RESULTS OF OPERATIONS

Biosonics' net development stage expenses decreased $283,067 or 32% in 1998 as compared to 1997 ($593,954 and $877,021 respectively) primarily due to professional fees with respect to securities-related issues in 1997.

Product sales decreased to $11,065 in 1998 as compared to $26,763 in 1997 as a result of the discontinuance of the marketing program of the Salitron System due to lack of funds.

The increase of investment income to $11,192 in 1998 as compared to $6,443 in 1997 was due to Biosonics' issuance of additional
Notes Receivables.

Biosonics' professional fees consist primarily of legal, accounting and consulting fees. Other development stage expenses include primarily salaries, rent, supplies, transfer agent fees, manufacturing, marketing, public relations and travel expenses.

Jack Paller, President and chief executive officer of the Company, has loaned money to fund certain of the Company's operations from time to time. The principal amount of a secured note payable to Mr. Paller is currently $91,000 bearing interest at the prime rate plus 1.5% per annum. This note is secured by the Company's assets, including, but not limited to, the Company's patents. Also, other vendors of the Company have recorded judgements or liens against the Company in
the aggregate amount of $194,142.   The Company believes there
will be no significant adverse impact from inflation and changing prices on the Company's operations.


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

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information about the sole director and officer of Biosonics.

Jack Paller, age 70, is currently the sole officer and director of the company. Mr. Paller has been Treasurer and a director of the Company since its inception in 1980. In January 1987, he became Chairman and Chief Executive Officer of Biosonics. He also served as President of the Company from its inception until January 1987, from October 1987 to December 1987 and since May 1990 to the present. Currently, Mr. Paller also serves as President and a director of IMRCH and serves as President, Treasurer and director of IMRC, the sole shareholder of IMRCH.

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

ITEM 11.    EXECUTIVE COMPENSATION.


                          Summary Compensation Table
                               Annual Compensation


Name & Principal Position Year  Salary $          Bonus $

Jack Paller               1998  103,000.00  (1)    -
Chairman, President,      1997  103,000.00  (1)    -
Treasurer and Secretary   1996  103,000.00  (1)    -

     (1) Mr. Paller, the Company's sole director and executive officer, has deferred the receipt of his salary every year from the year ended December 31, 1990 through December 31, 1998, and Mr. Paller did not receive or defer any other benefits or compensation for serving as an executive officer of Biosonics during those years. Such salary deferrals are included in the Company's current debt as accrued payroll, and Mr. Paller and the Company have orally agreed that Mr. Paller's deferred salary will not be paid until the Company has sufficient available resources and the payment of any such deferred salary will not disrupt or jeopardize the Company's cash flow. In his capacity as an executive officer of IMRC, Mr. Paller deferred his salary from IMRC for the years ended December 31, 1989 through 1998, including $42,000 of deferred salary per year for the years ended December 31, 1996, 1997 and 1998.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT.

The following table lists the number of shares of Biosonics' Common Stock beneficially owned by all persons known to Biosonics to be beneficial owners of more than 5% of Biosonics' Common Stock and by the sole director and officer of Biosonics and the percentage of all outstanding shares held by such person:

Name of Beneficial Owner  No. of Shares       Percentage

Jack Paller               11,467,300          3.5%
185 Commerce Drive,
Ste 103 Fort Washington, PA 19034


IMRC Holdings, Inc. (1)   108,538,930         33%
106 Quigley Boulevard
New Castle, DE 19720

  (1)  IMRC Holdings, Inc. is a wholly owned subsidiary of IMRC.
As of December 31, 1998 Jack Paller owned 40.2% of the outstanding shares of IMRC.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

All of the shares of common stock of Biosonics owned by IMRCH and Jack Paller are subject to a securities restriction agreement which prevents any sales by them of the Common Stock of Biosonics at less than $.05 per share.

During 1989, Mr. Paller and his late spouse loaned $250,000 to Biosonics at an interest rate of 1.5% over the prime rate charged by First Union National Bank (formerly know as CoreStates Bank), not to exceed an annual rate of 18%. The loan is payable on demand and is secured by all of Biosonics' assets. During
1989, 1,250 shares of Biosonics' Series B Preferred Stock were issued to Mr. Paller and his spouse in satisfaction of the principal amount of $125,000 of their loan. During 1991, Mr. Paller loaned Biosonics an additional $10,000. The highest principal amount outstanding under these loans during 1998 was $91,000. Mr. Paller has also loaned $11,000 to IMRC, with the outstanding principal amount of $1,000 during 1998.

In recent years, IMRC has acted as the receiving and disbursement agent for all cash receipts and disbursements for the Company. The resulting receivable or payable, as the case may be, is reflected in the Company's balance sheets and cash flow statements as advance to or from affiliates. The Company expects to continue this arrangement until such time that it deems beneficial to the Company to end this arrangement.

In January 1999 Biosonics formed a subsidiary called EubeTek, Inc. in which it will own 55-75% of the outstanding common stock. Please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Plan of Operation for 1998" for further information.

                               PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS
ON FORM 8-K.

A     FINANCIAL STATEMENTS & EXHIBITS

1     Financial Statements                               Page

      Auditors' Report                                   F-1

      Balance Sheets at December 31, 1997 and 1998       F-3

      Statements of Operations for Each of the Three
      Years in the Period Ended
      December 31, 1998 and the period from November     F-5
      13, 1980 (Inception) to
      December 31, 1998

      Statements of Changes in Shareholders' Equity
      (deficiency) for the Period from                   F-6
      November 13, 1980 (Inception) to December 31, 1998

      Statements of Cash Flows for each of the Three
      Years in the Period ended
      December 31, 1998 and the period from November     F-16
      13, 1980 (Inception) to
      December 31, 1998

      Notes to Financial Statements                      F-18

2     All Schedules have been omitted because they are not
applicable or the required information is shown in the financial statements or notes therein

3     Exhibits

  *3.1Articles of Incorporation as amended (Registrant's
Quarterly Report on
Form 10-Q for the
      quarter ended September 30, 1996).


  *3.5By-laws of Registrant, as amended. (Exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1983 ["1983 Form 10-K"]).

  *3.6Amended and Restated Article VII of the Registrant's
      Bylaws as adopted on May 7, 1987.
      (Exhibit to 1988 Form 10-K).


  *3.7Amendment to Registrant's By-Laws (Exhibit 3.7 to
      Registrant's Annual Report on Form 10-K
      for the year ended December 31, 1994 ["1994 From 10-K"])

 *10.1Agreement between Registrant and IMRC with respect to opportunities in the field of medical technology.
      (Exhibit to 1981 From 10-K).


 *10.6Securities Restriction Agreement dated September 30, 1987 between Registrant and International Management & Research
      Corporation, Jack and Sarah Paller, and Henry S. Brenman.
      (Exhibit to 1987 From 10-K).


 *10.7Lease dated September 9, 1998 between Biosonics, Inc. and
      185 Commerce Drive Associates, L.P. (Exhibit to 1998 Form
      10-Q for the quarter ended September 30, 1998).


*10.16Note in the amount of $250,000 dated June 27, 1989, of Biosonics, Security Agreement, dated June 27, 1989, between
      Biosonics and Jack and Sarah Paller and Assignment of
      Patent as Collateral Security, dated June 27, 1989, of
      Biosonics. (Exhibit 10.16 to Form 10-K).

    21Subsidiaries

    27Financial Data Schedule

B     REPORTS ON 8-K
      The registrant did not file any reports on Form 8-K during the Quarter ended December 31, 1998


_________________
*   Incorporated by reference

                              SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BIOSONICS, INC.


                           By:               /s/Jack Paller



                                 Jack Paller, President,
                                 Chairman  & Chief Executive
                                 Officer
Date:     April 15, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                           By:                  /s/Jack Paller



                                Jack Paller, President, Chairman
                                (Principal Executive Officer),
                                 Treasurer (Principal Financial
                                 Officer and Principal Accounting
                                 Officer) and Director
Date:     April 15, 1998.

                           BIOSONICS, INC.
                   (A Development Stage Enterprise)

                               *  *  *

                   December 31, 1998, 1997 and 1996








































                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
                               CONTENTS
                   December 31, 1998, 1997 and 1996



                                                     Page Number

Auditors' Report                                     F-1 & F-2



Financial Statements:

   Balance Sheets at December 31, 1998 and 1997       F-3 & F-4

   Statements of Operations for Each of the Three
Years in the Period Ended December 31, 1998
and the Period from November 13, 1980 (Inception) to
December 31, 1998                                      F-5


   Statements of Changes in Shareholders' Equity
(Deficiency) for the Period from November 13, 1980
(Inception) to December 31, 1998                       F-6
through F-15


   Statements of Cash Flows for Each of the Three
Years in the Period Ended December 31, 1998
and the Period from November 13, 1980 (Inception) to
December 31, 1998                                       F-16 &
                                                          F-17



   Notes to Financial Statements                        F-18
                                                    through F-32


























                     INDEPENDENT AUDITORS' REPORT



Board of Directors
Biosonics, Inc.
(A Development Stage Enterprise)


     We have audited the accompanying balance sheets of Biosonics, Inc. (a development stage enterprise) as of December 31, 1998 and 1997, and the related statements of operations, changes in shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31,
1998 and for the period from November 13, 1980 (Inception) to December 31,
1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The amounts shown in the statements of operations and cash flows under the caption "Period from November 13, 1980
(Inception) to December 31, 1998" include the period from November 13, 1980
(Inception) to December 31, 1985 which we did not audit. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts for the period
November 13, 1980 (Inception) to December 31, 1985, is based solely on the reports of the other auditors.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosonics, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 and for the period from November 13, 1980 (Inception) to December 31,
1998 in
conformity with generally accepted accounting principles.

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







                                   /s/Morris J. Cohen & Co., P.C.

                                   MORRIS J. COHEN & CO., P.C.



Philadelphia, Pennsylvania
February 23, 1999

                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
                            BALANCE SHEETS
                      December 31, 1998 and 1997




                                ASSETS

                                        $1,998       $1,997

Current assets

   Cash                                 $100         $260

   Accounts receivable (net of
allowance for doubtful accounts
of $3,000 in 1998 and $2,000            $8,635       $5,889
in 1997)

   Inventories                          $54,255      $42,117

   Notes receivable                     $15,000      $15,000

   Advances to affiliate                $65,293      $66,606

   Prepaid expenses and other current assets         $3,000

      Total current assets              $143,283     $132,872



Equipment furniture and leaseholds,
net of accumulated deprecation
and amortization                         $17,452      $13,820



Deposits                                $8,531       $8,431

       Total assets                     $169,266     $155,123






The accompanying notes are an integral part of these financial statements.

               LIABILITIES AND SHAREHOLDERS' DEFICIENCY

                                              1998           1997



Current liabilities

  Notes payable

    Officer                                   $ 91,000      $
99,000
    Other                                      218,000
148,000
  Accrued payroll, officer                     875,500
772,500
  Accrued interest
    Officer and affiliate                       75,501
66,357
    Other                                      225,343
198,738
  Accounts payable and other accrued           905,965
922,093
expenses
  Advances from affiliates                      62,450
62,450
  Payments received for unissued debentures    187,000
187,000
               Total current liabilities      2,640,759
2,456,138

Commitments and contingencies (Note 11)

Shareholders' deficiency
  Preferred stock - authorized
10,000,000 shares (inclusive of Series A, B,
C and D) at $1 par value, no shares issued
and outstanding
  Common stock - $.0001 par value;
authorized 750,000,000 shares; issued and
outstanding 326,994,536 shares in 1998,
    307,964,536 shares in 1997                   32,700
30,797
  Capital in excess of par value              13,169,317
12,548,020
  Notes receivable from sale of stock           (192,500)
(95,000)
  Deficit accumulated during
development stage                            (15,481,010)
(14,784,832)

    Shareholders' deficiency                 ( 2,471,493)    (
2,301,015)

  Total liabilities and shareholders'
deficiency                                   $   169,266     $
155,123

                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
                       STATEMENTS OF OPERATIONS


Period from

November 13,1980

(Inception) to
                                   Year Ended December 31,
December 31,
                                   1998     1997     1996
1998

Sales                             $11,065  $26,763  $40,774
$875,205

Cost of Sales                     124,481   22,639   30,208
692,105

Gross profit (loss)             (113,416)    4,124   10,566
183,100

Development stage expenses
  Research and development            166      614   21,500
4,166,833
  Professional fees               118,757  244,931  130,050
3,116,175
  Interest expense                 64,489   46,489   55,608
344,365
  Other development stage
expenses, inclusive of provision
(credit) for bad debts of $(18,762)
in 1998, $51,161 in 1997 and
$5,216 in 1996                    410,542  584,987  584,886
8,927,700

   Total development
stage expenses                    593,954  877,021  788,038
16,555,073

Less - Revenue from cost
 of recovery program
118,082

Net development stage expenses    593,954  877,021  788,038
16,436,991

Other Income
   Investment and other income     11,192    6,443       75
745,261
   Management fees
20,000
   Gain on sale of equipment
7,620

    Total other income             11,192    6,443       75
772,881

Net loss
($696,178)($866,454)($777,397)($15,481,010)

Loss per common share               $0.00    $0.00    $0.00
($0.05)



The accompanying notes are an integral part of these financial statements.

                           BIOSONICS, INC.
                (A Development Stage Enterprise)
             STATEMENTS OF CHANGES IN SHAREHOLDERS'
                       EQUITY (DEFICIENCY)
 Period from November 13, 1980 (Inception) to December 31, 1998

                                        Common Stock
Notes
                                         Shares      Amount
Receivable

Capital subscriptions received

Net loss for the period from
November 13, 1980 (Inception) to
December 31, 1980


Balance December 31, 1980

Common stock issued January 1981
($.0001 per share)                      125,010,000   $12,501

Common stock issued January 1981
($.0001 per share)                       24,990,000     2,499

Common stock issued January 1981
($.025 per share)                         4,400,000       440


Common stock issued January 1981
($.025 per share)                           200,000        20

Common stock issued March 1981              200,000        20
($.025 per share)

Common stock issued October 1981
($.05 per share)                         20,000,000     2,000

Offering expenses

Warrants to purchase shares
of common stock at $.06 per
share issued October 1981

($.0001 per share)

Net loss for the year ended
December31, 1981

Balance, December 31, 1981              174,800,000    17,480

Common stock issued November 1982
($.40 per share)                             20,000         2


Common stock issued November 1982
($.20 per share                              97,500        10

Common stock issued pursuant to
exercise of warrants December             1,000,000       100
1982 ($.06 per share)

Adjustment of offering expenses

Net loss for the year ended
December 31, 1982

Balance, December 31, 1982              175,917,500    17,592







                                                 Deficit
Shareholders'
           Preferred Stock                       Accumulated
Equity
           Series A, B and D        Capital in   During
(Deficiency)
           Shares     Amount        Excess       Development
                                    Of Par Value Stage

                                     $65,000
$65,000

                                                      (50)
(50)

                                      65,000          (50)
64,950


12,501 (1)

                                           1
2,500 (3)

                                      44,560
45,000 (3)

                                       4,980
5,000 (2)

                                       4,980
5,000 (2)

                                     998,000
1,000,000 (3)

                                    (277,766)
(277,766)

                                         100
  100

                                                  (150,446)
(150,446)

                                     839,855      (150,446)
706,839


                                       7,998
 8,000 (2)

                                      19,490
19,500 (2)

                                      59,900
60,000 (3)

                                       1,500
 1,500

                                                   (428,634)
(428,634)

                                     928,743       (579,130)
367,205



                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
                STATEMENTS OF CHANGES IN SHAREHOLDERS'
                         EQUITY (DEFICIENCY)
    Period from November 13, 1980 (Inception) to December 31,
1998


                                        Common Stock
Notes
                                         Shares      Amount
Receivable

Balance forward at December             175,917,500    17,592
31, 1982



Common stock issued January 1983
($.20 per share)                             22,500         2


Common stock issued March 1983               30,000         3
($.020 per share)

Common stock issued pursuant to
exercise of stock options April 1983         100,000        10
($.235 to $.305 per share)

Common stock issued June 1983                 20,000         2
($.50 per share)

Common stock issued November 1983
($.50 per share)                           6,500,000       650

Offering expenses

Common stock issued December 1983
($.50 per share)                            800,000        80

Balance, December 31, 1983              183,390,000    18,339
($.0001 per share)

Common stock issued pursuant to
exercise of Series A warrants March
1984 to December 1984 ($.50 per share)        5,948         1

Common stock issued pursuant to
exercise of Series B warrants March             390
1984 to October 1984 ($1.00 per share)


Common stock issued May 1984 to
December 1984 ($.25 per share)               76,500         8

Common stock issued May 1984 and
September 1984 ($.375 per share)              3,000

Common stock issued December 1984
($.20 per share)                            350,000        35

Adjustment of offering expenses

Net loss for the year ended
December 31, 1984

Balance, December 31, 1984              183,825,838    18,383














                                                 Deficit
Shareholders'
           Preferred Stock                       Accumulated
Equity
           Series A, B and D        Capital in   During
(Deficiency)
           Shares     Amount        Excess       Development
                                    Of Par Value Stage

                                      928,743    (579,130)
367,205



                                        4,498
4,500(2)

                                        5,997
6,000(2)

                                       28,740
28,750(4)

                                        9,998
10,000(2)

                                    3,249,350
3,250,000(3)

                                      (94,685)
(94,685)

                                      399,920
400,000(3)

                                                  (702,429)
(702,429)

                                    4,532,561   (1,281,559)
3,269,341



                                        2,973
2,974(3)

                                          390
  390(3)

                                       19,117
19,125(2)

                                        1,125
1,125(2)

                                       69,965
70,000(2)

                                       (8,129)
(8,129)

                                                 (1,071,417)
(1,071,417)

                                    4,618,002    (2,352,976)
2,283,409




























F-7
                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
                STATEMENTS OF CHANGES IN SHAREHOLDERS'
                         EQUITY (DEFICIENCY)
    Period from November 13, 1980 (Inception) to December 31,
1998



                                        Common Stock
Notes
                                         Shares      Amount
Receivable

Balance forward at December              183,825,838    18,383
31, 1984

Common stock issued January                   26,500         3
1985 to October 1985  ($.28 per share)

Common stock issued March 1985                 5,000
($.34 per share)

Common stock issued March 1985                 20,000         2
($.25 per share)

Common stock issued pursuant to
exercise of Series A ($.50 per share)             550
and Series B ($1.00 per share) warrants


Common stock issued August 1985                 2,000
($.375 per share)

Common stock issued November 1985
($.156 per share)                               7,500         1

Net loss for the year ended
December 31, 1985

Balance, December 31, 1985                183,887,388    18,389


Common stock issued January 1986               85,000         8
to October 1986 ($.19 per share)

Common stock issued February 1986
($.28 per share)                               11,650         1

Common stock issued March 1986                100,000        10
($.22 per share)

Common stock issued March                  10,665,000     1,067
1986 ($.18 per share)

Offering expense

Common stock issued April 1986 to             202,000        20
September 1986 ($.16 per share)

Common stock issued November 1986              70,000         7
and December 1986 ($.31 per share)

Common stock issued pursuant to
exercise of Series A ($.50 per share)           6,882        1
and Series B ($1.00 per share) warrants


Common stock issued pursuant                  134,855        13
to exercise of Series A and
Series B ($.20 per share) warrants

Net loss for the year ended
December 31, 1986

Balance, December 31, 1986                195,162,775    19,516








                                                 Deficit
Shareholders'
           Preferred Stock                       Accumulated
Equity
           Series A, B and D        Capital in   During
(Deficiency)
           Shares     Amount        Excess       Development
                                    Of Par Value Stage

                                      4,618,002   (2,352,976)
2,283,409



                                          7,450
 7,453(2)


                                          1,719
 1,719(2)


                                          4,998
 5,000(2)


                                            300
   300(3)


                                            750
   750(2)


                                          1,171
 1,172

                                                  (1,649,361)
(1,649,361)

                                      4,634,390   (4,002,337)
650,442

                                         15,929
 15,937(2)

                                          3,244
  3,245(2)

                                         21,865
 21,875(2)

                                      1,928,670
1,929,737(5)

                                        (94,415)
(94,415)

                                         31,542
 31,562(2)

                                         21,868
 21,875(2)

                                          3,472
  3,473(3)

                                         26,858
 26,971(3)

                                                  (1,790,003)
(1,790,003)

                                      6,593,523   (5,792,340)
820,699






























                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
                STATEMENTS OF CHANGES IN SHAREHOLDERS'
                         EQUITY (DEFICIENCY)
    Period from November 13, 1980 (Inception) to December 31,
1998


                                        Common Stock
Notes
                                         Shares      Amount
Receivable

Balance forward at December              195,162,775    19,516
31, 1986

Common stock issued January 1987             263,430        26

($.33 per share)

Common stock issued May and                  145,500        14
June 1987 ($.25 per share)

Common stock issued July 1987                  7,000         1
($.14 per share)

Common stock issued August 1987
($0.24 per share)                             67,180         7

Common stock issued October 1987
($.31 per share)                              15,000         2

Common stock issued October 1987
($.20 per share)                             240,000        24

Common stock issued December 1987
($.22 per share)                             100,000        10

Common stock issued pursuant               7,613,551       761
to exercise of Series A and Series B

warrants ($.20 per share)
($.05 per share)

Net loss for the year ended
December 31, 1987

Balance, December 31,1987                203,614,436    20,361

Common stock issued January 1988
($.25 per share)                             125,000        12

Common stock issued January 1988
($.22 per share)                               2,500         1

Common stock issued March 1988                10,000         1
($.20 per share)

Common stock issued March 1988             4,227,000       423
($.25 per share)

Common stock issued September 1988
($.16 per share)                              25,000         2

Common stock issued December 1988
($.01 per share)                              11,000         1

Preferred stock Series A issued
December 1988 ($100.00 per share)


Net loss for the year ended
December 31, 1988

Balance, December 31, 1988               208,114,936    20,811










                                                 Deficit
Shareholders'
           Preferred Stock                       Accumulated
Equity
           Series A, B and D        Capital in   During
(Deficiency)
           Shares     Amount        Excess       Development
                                    Of Par Value Stage

                                     6,593,523   (5,792,340)
820,699



                                        87,657
87,683(4)


                                        36,723
36,737(4)


                                           999
 1,000(3)


                                        16,163
16,170(4)


                                         4,686
 4,688(4)


                                        47,976
48,000(3)


                                        21,865
21,875(4)


                                     1,521,949
1,522,710(3)


                                                 (1,655,959)
(1,655,959)

                                     8,331,541   (7,448,229)
903,603



                                        31,238
31,250(2)


                                           546
   547(2)


                                        1,999
2,000(3)


                                       24,990
25,000(2)


                                      844,977
845,400(3)


                                        3,904
3,906(2)


                                          142
  143(2)


         1,000      1,000              99,000
100,000(3)


                                                 (1,372,913)
(1,372,913)

         1,000      1,000           9,338,337    (8,821,212)
538,936






                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
                STATEMENTS OF CHANGES IN SHAREHOLDERS'
                         EQUITY (DEFICIENCY)
    Period from November 13, 1980 (Inception) to December 31,
1998


                                        Common Stock
Notes
                                         Shares        Amount
Receivable

Balance forward December 31, 1988        208,114,936    20,811



Common stock issued March                    500,000        50
1989 and May 1989 ($.08 per share)


Common stock issued May 1989                   3,000
($.09 per share)

Preferred stock Series B
issued June 1989 and
September 1989 ($100.00 per share)

Net loss for the year ended
December 31, 1989

Balance, December 31, 1989               208,617,936    20,861
($.025 per share)

Common stock issued January 1990
($.01 per share)                              25,000         3

Common stock issued July 1990             20,311,000     2,031
($.01 per share)

Net loss for the year ended
December 31, 1990

Balance, December 31, 1990               239,453,936    23,945

Common stock issued January 1991
($.01 per share)                           1,200,000       120


Common stock issued January 1991
($.0625 per share)                            48,000         5


Common stock issued April 1991             1,500,000       150
($.01 per share)

Common stock issued April 1991               600,000        60
($.01 per share)

Common stock issued April 1991                32,000         3
($.0625 per share)

Common stock issued June 1991                500,000        50
($.01 per share)

Net loss for the year ended
December 31, 1991

Balance, December 31, 1991               243,333,936    24,333

Net loss for the year ended
December 31, 1992

Balance, December 31, 1992               243,333,936    24,333










                                                 Deficit
Shareholders'
           Preferred Stock                       Accumulated
Equity
           Series A, B and D        Capital in   During
(Deficiency)
           Shares     Amount        Excess       Development
                                    Of Par Value Stage

            1,000      1,000          9,338,337   (8,821,212)
538,936



                                         39,950
 40,000(3)


                                            281
    281(2)


            3,250      3,250            321,750
325,000(6)


                                                  (1,116,882)
(1,116,882)

            4,250      4,250          9,700,318   (9,938,094)
(212,665)



                                            247
    250(2)


                                        201,080
203,111(3)


                                        103,950
105,000(3)


                                                  (1,046,939)
(1,046,939)

           4,250      4,250          10,005,595  (10,985,033)
(951,243)



                                         11,880
 12,000(4)


                                          2,995
  3,000(7)


                                         14,850
 15,000(4)


                                          5,940
  6,000(7)


                                         1,997
 2,000(7)


                                         4,950
 5,000(7)


                                                    (371,471)
(371,471)

           4,250      4,250         10,048,207   (11,356,504)
(1,279,714)



                                                    (408,294)
(408,294)

           4,250      4,250         10,048,207   (11,764,798)
(1,688,008)








                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
                STATEMENTS OF CHANGES IN SHAREHOLDERS'
                         EQUITY (DEFICIENCY)
    Period from November 13, 1980 (Inception) to December 31,
1998

                                        Common Stock
Notes
                                         Shares       Amount
Receivable

Balance forward at December             243,333,936    24,333
31, 1992

Net loss for the year ended
December 31, 1993

Balance, December 31, 1993              243,333,936    24,333

Net loss for the year ended
December 31, 1994

Balance, December 31, 1994              243,333,936    24,333



Stock options granted
February 1995

Preferred stock Series D issued
between June 1995 and December 1995

($100.00 per share)

Net loss for the year ended
December 31, 1995

Balance, December 31, 1995               243,333,936    24,333

B warrants March 1984 to
October 1984 ($1.00 per share)


Stock options granted January
and February 1996

Preferred stock Series D issued
January 1996 to July 1996

Common stock issued pursuant              28,725,000     2,873
to the conversion of preferred
stock, July 1996 Series A
($.08 per share),Series B
($.0286 per share) and Series D
($.05 per share)

Common stock contributed to the
Company by IMRCH August 1996             (15,368,820)   (1,537)

Common stock issued July 1996              1,300,000       130
($.01 per share)

common stock issued July 1996             12,900,000     1,290
($.02 per share)







                                                 Deficit
Shareholders'
           Preferred Stock                       Accumulated
Equity
           Series A, B and D        Capital in   During
(Deficiency)
           Shares     Amount        Excess       Development
                                    Of Par Value Stage

             4,250      4,250         10,048,207  (11,764,798)
(1,688,008)



                                                     (344,107)
(344,107)

             4,250      4,250         10,048,207  (12,108,908)
(2,032,115)



                                                    (422,591)
(422,591)

           4,250      4,250          10,048,207  (12,531,496)
(2,454,706)



                                         87,750
 87,750


           3,000      3,000             297,000
300,000(3)


                                                    (609,485)
(609,485)

           7,250      7,250          10,432,957  (13,140,981)
(2,676,441)



                                         75,530
 75,530


           5,050      5,050             499,950
505,000(3)


         (12,300)   (12,300)              9,427
   -0-


                                          1,537
   -0-(11)


                                         12,870
 13,000(3)


                                        256,710
258,000(3)



















F-11
                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
                STATEMENTS OF CHANGES IN SHAREHOLDERS'
                         EQUITY (DEFICIENCY)
    Period from November 13, 1980 (Inception) to December 31,
1998


                                        Common Stock
Notes
                                         Shares      Amount
Receivable

Common stock issued August 1996
($.02 per share)                          11,150,000     1,115


Common stock issued August 1996
($.0238 per share)                           420,000        42


Common stock issued August 1996
($.0258 per share)                           350,000        35

Common stock issued July 1996                300,000        30
($.03 per share)

Common stock issued August 1996
($.035 per share)                            428,600        43

Common stock issued August 1996
($.0345 per share)                         1,695,000       170

Common stock issued August 1996
($.04 per share)                             250,000        25

Common stock issued November 1996
($.04 per share)                              75,000         7

Common stock issued July 1996                280,000        28
($.05 per share)

Common stock issued August 1996
($.05 per share)                           1,075,220       108

Common stock issued November 1996
($.05 per share)                             200,000        20


Common stock issued September 1996
($.065 per share)                            100,000        10

Common stock issued July 1996                400,000        40
($.08 per share)

Common stock issued September 1996
($.085 per share)                            250,000        25

Net loss for the year ended December 31, 1996

Balance, December 31, 1996                287,863,936    28,787












                                                 Deficit
Shareholders'
           Preferred Stock                       Accumulated
Equity
           Series A, B and D        Capital in   During
(Deficiency)
           Shares     Amount        Excess       Development
                                    Of Par Value Stage

                                       221,885
223,000 (10)


                                         9,958
10,000(10)


                                         8,997
9,032(10)


                                         8,970
9,000(2)


                                        14,957
15,000(10)


                                        59,005
59,175(10)


                                         9,975
10,000(10)


                                         2,993
3,000(9)


                                        13,972
14,000(2)


                                        53,654
53,762(10)


                                         9,980
10,000(3)


                                         6,490
6,500(2)


                                        31,960
32,000(2)


                                        21,224
21,250(2)


                                                   (777,397)
(777,397)


           -0-        -0-           11,763,002  (13,918,378)
(2,126,589)











                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
                STATEMENTS OF CHANGES IN SHAREHOLDERS'
                         EQUITY (DEFICIENCY)
    Period from November 13, 1980 (Inception) to December 31,
1998


                                        Common Stock
Notes
                                         Shares       Amount
Receivable

Common stock issued January 1997
($.02 per share)                              80,000         8

Common stock issued January 1997
($.01 per share)                           5,000,000       500
($50,000)

Common stock issued February, March
and May 1997 ($.05 per share)                590,000        59

Common stock issued March 1997               200,000        20
($.05 per share)

Stock option granted March, 1997

Common stock issued March 1997             1,000,000       100
($20,000)
($.02 per share)

Common stock issued May 1997                 500,000        50
($25,000)
($.05 per share)

Common stock issued May 1997              10,930,000     1,093
($.05 per share)

Common stock issued May 1997                 200,000        20
($.05 per share)

Common stock issued December 1997
($.05 per share)                           1,600,000       160

Net loss for the year ended December 31, 1997

Balance, December 31, 1997               307,964,536    30,797
($95,000)







                                                 Deficit
Shareholders'
           Preferred Stock                       Accumulated
Equity
           Series A, B and D        Capital in   During
(Deficiency)
           Shares     Amount        Excess       Development
                                    Of Par Value Stage

                                         1,592
1,600 (10)

                                        49,500
  -0-(12)

                                        29,441
29,500(2)

                                         9,980
10,000(9)

                                        14,398
14,398

                                        19,900
  -0-(12)

                                        24,950
  -0-(12)

                                       545,437
546,530(3)

                                         9,980
10,000(8)

                                        79,840
80,000(3)

                                                   (866,454)
(866,454)

           -0-        -0-           12,548,020  (14,784,832)
(2,301,015)






























F-13
                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
                STATEMENTS OF CHANGES IN SHAREHOLDERS'
                         EQUITY (DEFICIENCY)
    Period from November 13, 1980 (Inception) to December 31,
1998


                                        Common Stock
Notes
                                         Shares       Amount
Receivable

Common stock issued January             1,650,000       165
and March 1998 ($.05 per share)

Stock options granted April
and June 1998

Common stock issued in 1996 for
services, returned to Company and
retired April 1998                       (100,000)      (10)



Common stock issued April,              1,100,000       110
May and June 1009 ($.05 per share)

Common stock issued April 1998          2,730,000       273
($.05 per share)

Common stock issued June 1998             100,000        10
($.05 per share)

Common stock issued July 1998              30,000         3
($.05 per share)

Common stock issued July,               6,610,000       661
August, September and October 1998
($.025 per share)

Common stock issued July,               2,680,000       268
August and September 1998
($.025 per share)

Common stock issued August,
September and October 1998
($.025 per share)($.50 per share)       3,900,000       390
($97,500)

Common stock issued October and
November 1998 ($.025 per share)           200,000        20

Common stock issued October and
November 1998 ($.02 per share)            110,000        11

Common stock issued October 1998
($.025 per share)                          20,000         2

Net loss for the year ended
December 31, 1998

Balance, December 31, 1998             326,994,536    32,700
($192,500)












                                                 Deficit
Shareholders'
           Preferred Stock                       Accumulated
Equity
           Series A, B and D        Capital in   During
(Deficiency)
           Shares     Amount        Excess       Development
                                    Of Par Value Stage

                                         82,335
82,500(3)

                                         13,250
13,250

                                         (7,990)
(8,000)

                                         54,890
55,000(3)

                                        136,227
136,500(14)

                                          4,990
 5,000(9)

                                          1,497
 1,500(2)

                                        164,589
165,250(3)

                                         66,732
67,000(8)

                                        97,110
  -0-(13)

                                         4,980
5,000(9)

                                         2,189
2,200(12)

                                           498
  500(4)

                                                   (696,178)
(696,178)

           -0-        -0-           13,169,317  (15,481,010)
(2,471,493)





























F-14
                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
               STATEMENTS OF CHANGES IN SHAREHOLDERS'
                   EQUITY (DEFICIENCY) (Continued)
    Period from November 13, 1980 (Inception) to December 31,
1998




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

(13) Shares issued in exchange for notes receivable.

(14) Shares issued for buy-back of inventory.





 The accompanying notes are an integral part of these financial statements.


F-15








                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
                      STATEMENTS OF CASH FLOWS



Period from

November

13,1980

(Inception

to December
                                        Year Ended December 31,
31,
                                        1998     1997    1996
1998

Cash flows from operating activities

Net loss
$(696,178)$(866,454)$(777,397)$(15,481,010)

Adjustments to reconcile
net loss to net cash used in
operating activities
   Depreciation                        6,258    7,208    10,004
  392,153
   Increase (decrease) in            (19,000)   50,000   (4,000)
  33,000
reserve for doubtful accounts
   Increase (decrease) in reserve
for inventory obsolescence                              (13,000)
  27,000
   Losses on lease abandonment
  19,550
   Gain on sale of equipment
  (7,620)
   Common stock issued                4,000    41,100    85,750
 589,059
for interest and services

   Common stock options              13,250    14,398    75,530
 190,928
issued for interest and services
   Common stock issued              136,500
 136,500
for inventory
   Common stock issued
  12,501
for product rights
   Changes in operating
assets and liabilities
      Accounts receivable            (3,746)    2,307    16,817
 (11,635)
      Inventories                   (12,138)   22,154    18,813
 (81,255)
      Prepaid expenses                3,000    (2,975)    8,828
and other current assets
      Accrued payroll, officer      103,000   103,000   103,000
 875,500
      Accrued interest
         Officer and affiliate        9,144    10,452    26,502
 149,704
         Other                       26,605    25,607    25,293
 225,343
      Accounts payable              (16,125)   97,303   (24,342)
 973,967
and accrued expenses
      Advances from (to)
affiliates                           21,313   (38,609)   83,202
  90,477

                                    272,058   331,945   412,397
3,615,172

Net cash used in                   (424,120) (534,509) (365,000)
(11,865,838)
operating activities



F-16








                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
                       STATEMENTS OF CASH FLOWS
                              (Continued)

Period from

November

13,1980

(Inception

to December
                                        Year Ended December 31,
31,
                                        1998     1997    1996
1998

Cash flows from investing activities

  Capital expenditures                  (9,890) (6,021)
(379,216)
  Proceeds from sale of equipment
  10,825
  Issuance of note receivable                  (15,000)
 (45,000)
  Increase in deposits                    (100)
  (8,531)
  Decrease in note receivable
  30,000
  Patent expenditures
 (45,690)

Net cash used in                        (9,990) (21,021)
(437,612)
investing activities

Cash flows from financing activities

  Payments received for unissued
debentures and securities                                 40,000
 498,000
 Principal payments of                 (43,000) (31,000)
(235,000) (381,000)
note payable
  Proceeds from issuance               172,000            45,000
1,006,444
of notes payable
 Increase in capitalized
  (7,453)
organization costs
  Proceeds from issuance                                 505,000
1,105,000
of preferred stock
 Proceeds from issuance                304,950  586,530   10,000
10,082,559
of common stock

    Net cash provided by financing
activities                             433,950  555,530  365,000
12,303,550

Net increase (decrease)                   (160)
     100
in cash
Cash, Beginning                            260      260      260
Cash, ending                               100      260      260
     100


The accompanying notes are an integral part of these financial statements.


F-17






                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS
                   December 31, 1998, 1997 and 1996



1. Organization

   Since November 1980, Biosonics, Inc. has pursued the development of medical devices. Since the Company has not significantly commenced the production and sale of the medical devices, it is classified as a development stage enterprise in accordance with Statement of Financial
   Accounting Standard No. 7.

   IMRC Holdings, Inc. (IMRCH) owned 36% and 38% of the Company's common stock at December 31, 1998 and 1997, respectively. IMRCH is a wholly-
   owned subsidiary of International Management & Research
Corporation
   (IMRC). The Company's president owns approximately 4% of the common stock of the Company and also owns approximately 40% of the common stock of
   IMRC.

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

   Cash transactions

   During 1998, 1997 and 1996, IMRC acted as the receiving and disbursing agent for all cash receipts and disbursements for the Company.
The
   resulting receivable or payable is reflected in the accompanying balance sheets as advances to or from affiliates.

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








F-18
                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS
                   December 31, 1998, 1997 and 1996



2. Summary of significant accounting policies (Continued)

   Loss per share

   Loss per share was calculated based on the weighted average number of shares outstanding of 316,313,550 in 1998, 301,423,494 in 1997
and
   261,976,354 in 1996. Common stock equivalents, including convertible preferred stock and common stock options outstanding, are not included in the calculation of loss per share amounts for each period because they would be anti-dilutive.

   Deferred income taxes

   Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax bases of the Company's assets and liabilities.

   Stock based compensation

   In 1996, the Company adopted Statement of Financial Accounting
Standards
   (SFAS) No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The
Company
   has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles
Board Opinion
   No. 25, "Accounting for Stock Issued To Employees," and the related interpretations. Accordingly, compensation cost is measured as the excess of the quoted market price of the Company's stock on the grant date over the price which the employee must pay to acquire the stock.
   Also in accordance with SFAS No. 123, the Company records an expense for stock options issued in exchange for services provided by non-employees based on the fair value of services received or the fair value of the options, whichever is more readily determinable.

   Reclassification

   The 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

3. Results of operations

   The Company incurred net losses of $696,178, $866,454 and $777,397 for the years ended December 31, 1998, 1997 and 1996, respectively, and at
   December 31, 1998, the Company had a shareholders' deficiency of
   $2,471,493.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net shareholders' deficiency that raise substantial doubt about its ability to continue as a going concern.






F-19
                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS
                   December 31, 1998, 1997 and 1996


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

4. Inventories

   Inventories at December 31, 1998 and 1997 consist of finished goods.

    In 1998, the Company purchased 195 Salitrons from dry mouth centers for
    $700 each, or a total of $136,500. Such payment was made through the issuance of 2,730,000 share of the Company's common stock.
Since the
    replacement cost of these units was significantly lower than the repurchase price, their cost was marked down by approximately
$121,000.
    This adjustment is reflected in cost of sales in 1998.

Equipment, furniture and leaseholds

                                 1998            1997

  Machinery and equipment       $  17,500       $  48,745
  Office equipment                 39,052          37,282
  Furniture and fixtures          125,148         142,028
                                  181,700         228,055
 Less accumulated depreciation
    and amortization              164,248         214,235

                                $  17,452       $  13,820

   Depreciation expense was $6,258 in 1998, $7,208 in 1997 and $10,004 in
   1996.

6.  Advances to/from affiliates

    At December 31, 1998, the Company had advances to IMRC of
$65,293 (net of
    allowance for doubtful account of $30,000) and advances from IMRCH of
    $62,450.

    At December 31, 1997, the Company had advances to IMRC of
$66,606 (net of
    allowance for doubtful accounts of $50,000) and advances from IMRCH of
    $62,450.

    In 1998, IMRCH transferred 800,000 shares of its Biosonics,
Inc. common
    stock to consultants who provided services valued at $40,000 to
    Biosonics, Inc. This transfer resulted in a reduction of the advances to
    IMRC of $40,000, which is included in professional fee expense in the accompanying statements of operations.



F-20
                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS
                   December 31, 1998, 1997 and 1996


7.  Notes payable

    Notes payable at December 31 are summarized as follows:

                                                  1998      1997

Officer

Notes payable on demand to an officer of
the Company, secured by Company assets,
bearing interest at prime plus 1.5% per annum
(effective rate of 9.25% at December 31, 1998)    $91,000
$99,000

Other

Unsecured notes payable on demand, bearing
interest at 12% per annum on $10,000
and 11.5% per annum on $25,000                     35,000
35,000

Unsecured note payable on demand, bearing
interest at 7% per annum                           20,000
20,000

Unsecured note payable on demand, bearing
interest at 8% per annum                           10,000

Unsecured notes payable on demand, bearing
interest at 10% per annum                          60,000

Unsecured, non-interest bearing notes
payable on demand, $68,000 of which is
secured by the Company's assets                    93,000
93,000

                                                 $218,000
$148,000

   See also Note 11 - "Unissued Securities".

8.  Payments received for unissued debentures

    In October 1989, the Company offered to its shareholders the right to subscribe to 11.5% convertible debentures. At December 31, 1998 and 1997,
    $187,000 received under this offering had not been returned to such investors. Interest is accrued at 11.5% on these funds (See
Note 11).






F-21




                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS
                   December 31, 1998, 1997 and 1996


9.  Shareholders' equity

IMRCH and the Company's current officers and directors held in the aggregate, approximately 37% of the Company's outstanding common stock at December 31,
1998 and 40% at December 31, 1997. Certain of these shares held by officers and directors have been gifted to various entities and individuals. These shares are subject to a securities restriction agreement which provides that such shareholders will not sell any of their shares of the Company's common stock for less than $.05 per share.

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

During the year ended December 31, 1983, the shareholders approved an incentive stock option plan for the Company's employees. Two million shares of common stock were reserved for issuance under the plan. Under the plan, options may be granted to purchase shares of the Company's stock at a price equal to at least the average of the closing bid and asked prices of the
Company's stock on the date of grant. The options generally become exercisable upon the achievement of certain milestones in the development of the Company's products. The options terminate after ten years from the date of grant or after termination of the individual's services to the Company, whichever comes first. No charge to income will result from the grant or exercise of the options. As of December 31, 1998 and 1997, there were no options outstanding under the employee incentive stock option plan.




F-22
                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS
                   December 31, 1998, 1997 and 1996



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

In September 1989, the Company issued 1,250 shares of its preferred stock-
Series B to an officer in exchange for $125,000 of a demand note payable. In
April, 1996 the Company amended its resolution of June 1989, which authorized preferred stock, Series B, to allow shares to be convertible, upon the option of the holder, into 3,500 shares of common stock.

The Company has authorized 1,000 shares of preferred stock-Series C, none of which was issued at December 31, 1995 and 1994. Each share of preferred stock-
Series C is convertible, upon the option of the holder, into 10,000 shares of common stock and does not participate in dividends. In addition, the holders of the preferred stock-Series C shall have the right to vote on all matters as to which holders of common stock have a right to vote, and such voting rights shall be exercised on an as-converted basis.

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

In April and June 1998, the Company granted common stock options for 3,130,000 shares, exercisable at $.02 per share. These options were issued to non-employees in exchange for interest expense of $8,250 and services valued at
$5,000.

                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS
                   December 31, 1998, 1997 and 1996



9.  Shareholders' equity (Continued)

In March 1997, the Company granted common stock options for 500,000 shares, exercisable at $.05 per share, to its general counsel, a non-employee. In
January and February 1996, the Company granted common stock options to non-employees for 6,000,000 shares, exercisable at $.02 per share. In February
1995, the Company granted to non-employees common stock options for 10,000,000 shares, exercisable at $.01 per share. These options were issued in exchange for various services performed on the Company's behalf. The fair value of these options was estimated on the grant dates using the Black-Scholes option-pricing model with the following assumptions used for 1997 and 1996:

                                              1997         1996

Dividend yield                                    0%          0%
Expected volatility                             105%       125% -
132%
Risk-free interest rate                           6%          6%
Expected life                                3 years       2
years
Discount for lack of marketability               35%         35%
Estimated fair value                         $14,398
$75,530

Transfer of the shares, issued upon the exercise of the options, will be restricted subject to registration requirements of the Securities
Act of 1933
or an exemption from such requirements such as Rule 144 of the SEC. The estimated fair value of these options is included in other development stage expenses in the accompanying financial statements.

In May 1996, the Company issued a stock option to an employee for
250,000
shares, exercisable at $.05 per share. This option expired in 1998. The
Company has adopted the disclosure-only provisions of Statement of Financial
Accounting Standards No. 123 "Accounting for Stock-Based
Compensation."

Accordingly, no compensation cost was recognized for this option. Had compensation costs been recognized for this option, the Company's 1996 net loss would have been increased by $10,644 and there would have been no effect on the Company's loss per common share. This estimated fair value was also based on the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 128%; risk-free interest rate of 6%; expected life of 2 years and discount for lack of marketability of 35%.

                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS
                   December 31, 1998, 1997 and 1996



9.  Shareholders' equity (Continued)

Stock options granted by the Company during 1998, 1997, and 1996 vested upon issuance and expire in six months to four years from the date of grant.

A summary of stock option activity is as follows:

                                   1998            1997
  Stock options, beginning
 of year                           10,250,000        16,250,000
 Options issued                     3,130,000           500,000
 Options exercised                   (110,000)       (6,500,000)
 Options terminated or
             expired                 (250,000)              0
 Stock options, end of year        13,020,000        10,250,000


10. Income taxes

    The Company has available at December 31, 1998, unused operating loss carryforwards and tax credits, which may provide future tax benefits expiring as follows:

  Year of expiration       Carryforwards      Credits
1999                         $  1,055,000          $7,000
2000                            1,642,000           2,000
2001                            1,781,000
2002                            1,617,000
2003                            1,364,000
2004                            1,105,000
2005                              788,000
2006                              434,000
2007                              278,000
2008                              250,000
2009                              308,000
2010                              405,000
2011                              586,000
2012                              687,000
2013                              592,000

                              $12,892,000          $9,000


                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS
                   December 31, 1998, 1997 and 1996



10. Income taxes (Continued)

    The tax effects of temporary differences that give rise to deferred tax assets at December 31, 1998 and 1997 are as follows:

                     Federal        State     Federal      State
                      1998           1998       1997        1997

Net operating loss
carryforwards        $4,383,000     $227,000  $4,474,000
$115,000

Tax credits               3,000                    3,000

Accrued payroll,
      officer           298,000       87,000     263,000
77,000

Stock options
      outstanding        42,000       12,000      46,000
14,000

Other temporary
      differences         4,000       14,000       5,000
11,000

                      4,737,000      330,000   4,800,000
211,000
Less valuation
      allowance       4,737,000      330,000   4,800,000
211,000

Net deferred
        tax asset    $      -0-     $   -0-    $    -0-     $
-0-


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

                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS
                   December 31, 1998, 1997 and 1996


11. Commitments and contingencies

    Lease

    The Company leases its executive offices under a noncancellable operating lease which expires in January 2004. The minimum future rental payments required under this lease are as follows:

   Year Ending December 31

                     1999                      $  66,121
                     2000                         73,452
                     2001                         74,914
                     2002                         76,422
                     2003                         77,945
                 Thereafter                        6,506

                                                $375,360

    Rent expense was $40,035, $40,035 and $39,333 for the years ended December
    31, 1998, 1997 and 1996, respectively.

    Liens

    Included in notes and accounts payable are liabilities for which certain vendors and officers have secured liens against all of the Company's assets totalling $194,142 in 1998 and 1997.

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

    Legal matters

    Convertible debenture offering

    In 1989 Biosonics, Inc. raised $207,000 through a public offering of its
    11.5% convertible debentures. The Company terminated the offering prior to completion, as the Company was unable to raise the minimum specified in the offering document. Debentures were not issued and amounts were not returned to the investors with the exception of $4,000.
Subsequently,
    $16,000 of said amount was converted into 1,180,000 shares of common stock. $100,000 of these liabilities are secured by essentially all of the Company's assets. The Company has accrued interest on these funds totalling $196,609 and $175,014 at December 31, 1998 and
1997,
    respectively. The Company plans to repay the investors, with interest, when there is sufficient cash flow to permit such repayments.

                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS
                   December 31, 1998, 1997 and 1996


11. Commitments and contingencies (Continued)

    Legal matters (Continued)

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

    Payroll taxes

    At December 31, 1998, the Company was in arrears in the payment of federal payroll taxes and had not made related tax filings.

                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS
                   December 31, 1998, 1997 and 1996


    12.   Supplemental disclosure of cash flow information


Period from

November 13,

1980 (Inception)
                               Year Ended December 31,         to
December 31,
                            1998         1997      1996
1998

Cash paid for Interest      $10,490     $-0-        $-0-
$43,521


    Supplemental schedule of noncash financing activities

    The Company issued the following amounts of common stock for noncash consideration:


Period from

November 13,

1980 (Inception)
                               Year Ended December 31,         to
December 31,
                            1998         1997      1996
1998
    Common stock not
     previously issued                $ 40,000     $271,000
$ 311,000
    Employee
     compensation,
     consulting services   $ 2,000      29,500       82,750
 568,459
    Notes receivable        97,500      95,000
 192,500
    Services provided
     in exchange for
     stock options          13,250      14,398       75,530
 190,928
    Loan origination fee
   4,000
    Acquisition of
     product rights
  12,501
    Repurchase of inventory 136,500
 136,500
    Repayment of
     accrued expenses
     to IMRC                             1,600       197,524
 199,124
    Interest expense         10,000     10,000         3,000
  23,000
    Repayment of
     notes payable
      IMRC                                           182,444
 182,444
       Other                  67,000     10,000
   77,000
                            $326,250   $200,498       $812,248
$1,897,456





F-29




                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS
                   December 31, 1998, 1997 and 1996



Supplemental disclosure of cash flow information (Continued)

   Supplemental schedule of noncash financing activities
(Continued)

   In September 1989, preferred stock-Series B was issued upon the conversion of $125,000 of demand note payable.

   In 1993, the Company converted accounts payable to a note payable on demand for $68,000.

13. Interest expense

    Interest expense for the years ended December 31, 1998, 1997, and 1996 was $64,489, $46,059 and $55,608, respectively.

    Included in interest expense is $9,144, $10,453 and $11,917 for loans from the Company's president for the years ended December 31, 1998, 1997 and 1996, respectively.

    Also included in interest expense is $14,595 for a loan from IMRC for the year ended December 31, 1996.

14. Other development stage expenses

    Other development stage expenses consist primarily of salaries, rent and utilities, interest and marketing costs.

15. Subsequent events

    In January 1999, the Company formed a wholly-owned subsidiary, EubeTek,
    Inc. It is the Company's intention to transfer certain technologies to this subsidiary for the development of certain of its products.

    In January 1999, the Company entered into a capital lease for office equipment valued at $16,000 which requires monthly payments of approximately $500.

16.   Quarterly results, (Unaudited)


                                        Gross
                                        Profit
Net Loss
                              Sales     (Loss)     Net Loss
Per Share

          1998- 1st Quarter    $ 3,070   $    530    $(146,641)
   $(.00)
                2nd Quarter      3,905   (117,844)     (77,942)
    (.00)
                3rd Quarter        730        563     (115,725)
    (.00)
                4th Quarter      3,360      3,335     (355,870)
    (.00)

                   Total       $11,065   $(113,416) $(696,178)
   $(.00)




F-30






                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS
                   December 31, 1998, 1997 and 1996


16  Quarterly results, (Unaudited) (Continued)




                                        Gross
                                        Profit
Net Loss
                              Sales     (Loss)     Net Loss
Per Share

          1997- 1st Quarter    $ 5,625   $   2,221   $(197,095)
   $(.00)
                2nd Quarter      7,925       3,032    (215,569)
    (.00)
                3rd Quarter      5,129         967    (180,981)
    (.00)
                4th Quarter      8,084      (2,096)   (2272,809
    (.00)

                   Total       $26,763    $   4,124  $(866,454)
   $(.00)

          1996- 1st Quarter    $17,516   $   8,918   $(177,353)
   $(.00)
                2nd Quarter     11,609       3,855    (142,381)
    (.00)
                3rd Quarter      5,786      (1,164)   (324,708)
    (.00)
                4th Quarter      5,863      (1,043)   (132,955)
    (.00)

                   Total       $40,774    $ 10,566   $(777,397)
    $(.00)

The following is a reconciliation of the quarterly results
(unaudited) for the
quarter ended June 30, 1998 as originally reported in the Company's Form 10-Q filing, adjusted for overstatement of consulting fees and overstatement of inventories.


                             Originally                 As

                             Reported     Adjustment   Adjusted


1998-2nd Quarter
     Gross profit (loss)     $ 3,426      $(121,270)  $(117,844)
     Net loss                $(4,672)     $( 73,270)  $ (77,942)


  F-31

                           BIOSONICS, INC.
                   (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS
                   December 31, 1998, 1997 and 1996



16. Quarterly results, (Unaudited) (Continued)

    The following is a reconciliation of 1996 quarterly results
(unaudited) as
    originally reported in the Company's Form 10-Q filings adjusted for reclassifications of costs of goods sold, previously unrecorded non-employee stock options in the quarter ended March 31, 1996, and an overstatement of interest expense for the quarter ended
September 30,
    1996:

                          Gross Profit
                          (Loss) As                   Gross
Profit
                          Originally                  (Loss) As
                            Reported   Adjustment       Adjusted

1996- 1st Quarter        $14,461       $  (5,543)     $     8,918
      2nd Quarter         (1,502)          5,357            3,855
      3rd Quarter         (1,164)
(1,164)
      4th Quarter         (1,229)            186
(1,043)

                         $10,566        $   -0-       $    10,566


                         Net Loss As                   Net Loss

                         Originally                    (Restated)
                          Reported      Adjustment     As
Adjusted

1996- 1st Quarter         $(101,823)      $(75,530)     $
(177,353)
      2nd Quarter          (142,381
(142,381)
      3rd Quarter          (354,708         30,000
(324,708)
      4th Quarter          (132,955)
(132,955)

                         $(731,867)      $(45,530)     $
(777,397)


 The Company filed an amended Form 10-Q for the quarter ended
September 30,
 1996 concurrent with its annual Form 10-K filing for the year ended
 December 31, 1996.