Form 10QSB
period 1999-03-31
BIOSONICS INC
filed 1999-06-04
CIK 352715

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                      185 Commerce Drive, Suite 103
                   Fort Washington, Pennsylvania 19034
           (Address of principal executive offices) (Zip Code)

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


State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: as of March 31, 1999, there were outstanding 327,994,536 shares of the Issuer's Common Stock, $.0001 par value.



<Page 2>

                             BIOSONICS, INC.

                                  INDEX

                                                  Page Number

PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets:
March 31, 1999 and December 31, 1998               3

Statements of Loss:
Three Months Ended March 31, 1999 and 1998 and
the period from November 13, 1980 (Inception) to
March 31, 1999                                      4

Statements of Deficit Accumulated:
Three Months Ended March 31, 1999 and 1998 and
the Period from November 13, 1980 (Inception)
to March 31, 1999                                   5

Statements of Cash Flows:
Three Months Ended March 31, 1999 and 1998 and
the Period from November 13, 1980 (Inception)
to March 31, 1999                                    6 & 7

Statements of Shareholders' Equity - Paid-In-
Capital:
November 30, 1980 (Inception) to March 31, 1999      8 - 10

Note to Financial Statements                         12

Item 2.   Management's Discussion and Analysis
of Financial Condition and Results of Operations     13


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                          15

Item 2.   Changes in Securities and Use of Proceeds  15

Item 6.   Exhibits and Reports on Form 8-K           15

Signatures                                           15


<Page 3>

                              BIOSONICS, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
                              BALANCE SHEETS


                                         Unaudited
                                         MARCH      DECEMBER 31,
                                         31, 1999      1998

ASSETS
Current assets
Cash                                      $100         $100

Accounts receivable (net of allowance
 for doubtful accounts
   of $3,000 in 1999 and 1998)            2,831        5,101

Interest receivable                       5,442        3,534

Inventory                                 53,889       54,255

Notes Receivable                          15,000       15,000

Advances to affiliate (net of allowance
for doubtful accounts of $50,000 in 1998  67,602       65,293

Prepaid expenses and other current assets  4,279            0

Total current assets                      149,143      143,283


Equipment, furniture and leaseholds, net
 of accumulated depreciation               31,584       17,452

Deposits                                      100        8,531

Total assets                              $180,827     $169,266

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities

Notes payable, officer and affiliate       $91,000      $91,000

Notes payable, other                       208,000      218,000

Accrued payroll, officer                  901,250      875,500

Accrued interest, officer and affiliate   77,548       75,501

Accrued interest, other                   228,410      225,343

Accounts payable and accrued expenses     892,435      905,965

Advances from affiliates                  123,450       62,450

Payments received from unissued debentures 187,000      187,000

Total current liabilities                  2,709,093    2,640,759

Long Term Liabilities

Capital lease payable                      15,666            0

Total long term liabilities                15,666            0

Shareholders' deficit

Common stock - authorized 750,000,000
shares at .0001 par value; Issued and
outstanding 327,994,536 and               32,800       32,700
326,994,536 shares at March 31, 1999
and December 31, 1998 respectively

Capital in excess of par value            13,199,217   13,169,317

Notes receivable from sale of stock       (142,500)    (192,500)

Deficit accumulated during development
stage                                    (15,633,449)(15,481,010)

Total shareholders' deficit               (2,543,932) (2,471,493)

Total liabilities and shareholders'        $180,827     $169,266
deficit


The accompanying note is an integral part of these financial statements


<Page 4>

                              BIOSONICS, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                          THREE MONTHS ENDED         11/13/80
                                MARCH 31            (INCEPTION)
                                                    TO MARCH 31,
                            1999        1998              1999

Sales                       $3,575       $3,070       $878,780

Cost of sales                366         2,540         692,471

Gross profit                3,209          530         186,309


Development stage expenses

Research and development
 costs                         0            0         4,166,833

Professional fees            41,289       31,874      3,157,464

Interest expense             6,781          0           351,146

Other development stage
  expenses                   110,661      117,252     9,038,361

Total development stage
 expenses                    158,731      149,126     16,713,804

Less: revenues from cost
 recovery program                   -        -          118,082

Net development stage
  expenses                   158,731      149,126     16,595,722

Other Income

Investment and other income    3,083        1,955      768,344

Gain on sale of fixed assets    -            -           7,620

Total other income             3,083        1,955      775,964

Net loss                     $(152,439)   $(146,641)$(15,633,449)

Loss per common share          ($.00)       ($.00)       ($.05)


The accompanying note is an integral part of these financial statements.



<Page 5>


                              BIOSONICS, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
     STATEMENTS OF DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
                                (UNAUDITED)



                          THREE MONTHS ENDED         11/13/80
                               MARCH 31              (INCEPTION)
                                                     TO MARCH 31,
                          1999          1998            1999

BEGINNING BALANCE      $(15,481,010) $(14,784,832) $      -

NET LOSS                 (152,439)     (146,641)     (15,633,449)

ENDING BALANCE         $(15,633,449) $(14,931,473)  $(15,633,449)


The accompanying note is an integral part of these financial statements.



























<Page 6>


                              BIOSONICS, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                 THREE  MONTHS      11/13/80
                                   ENDED            (INCEPTION)
                                  MARCH 31,          TO MARCH
                                  1999     1998      31, 1999

Cash flows used in operating activities

Net loss                      $(152,439) $(146,641) $(15,633,449)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization     1,927    1,201       394,080

Increase in allowance for
 doubtful accounts                -       -             33,000

Increase in reserve for
 inventory obsolescence            -       -             27,000

Loss on lease abandonment          -       -             19,550

Gain on sale of fixed assets       -       -            (7,620)

Common stock issued for services   30,000   -            619,059

Common stock options issued
 for services                        -      -            190,928

Common stock issued for inventory    -      -            136,500

Common stock issued for product
  rights                             -      -             12,501

Change in operating assets and
  liabilities

Accounts receivable                   362  (1,375)      (11,273)

Inventory                             366      347      (80,889)

Prepaid expenses and other current
 assets                            (4,279)  (1,613)       (4,279)

Accrued payroll, officer           25,750   25,750       901,250

Accrued interest, officer and
 affiliates                         2,047    2,351       151,751

Accrued interest, other             3,067    6,651       228,410

Accounts payable and accrued
 expenses                         (13,530) (34,774)       960,437

Long term payable                  15,666    -            15,666

Advances from (to) affiliates      58,691 (18,887)       149,168

Total adjustments                  120,067 (20,349)     3,735,239

Net cash used in operating
 activities                     ($32,372)($166,990) ($11,898,210)

The accompanying note is an integral part of these financial statements

































<Page 7>
                              BIOSONICS, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENTS OF CASH FLOWS (CONTINUED)
                                (UNAUDITED)


                                                     11/13/80
                                THREE MONTHS ENDED   (INCEPTION)
                                      MARCH 31        TO MARCH
                                1999      1998       31, 1999

Cash flows from investing activities

Sale of fixed assets           $   -     $   -           $10,825

Capital expenditures             (16,059)    -          (395,275)

Issuance of note receivable         -       -           (45,000)

(Increase) decrease in deposits    8,431    -              (100)

Decrease in note receivable       50,000    -             80,000

Decrease in capitalized patents      -        -         (45,690)

Net cash provided (used) in
 investing activities             $42,372 $   -        $(395,240)


Cash flows from financing activities

Proceeds for unissued debentures
 and securities                 $         $             $498,000

Principal payments of note
  payable                       (10,000)   -           (391,000)

Proceeds from issuance
  of note payable                   -       84,330     1,006,444

Increase in capitalized
  organization costs                -       -             (7,453)

Proceeds from issuance of
 preferred stock                    -       -           1,105,000

Proceeds from issuance of
 common stock                       -        82,500    10,082,559

Net cash provided by financing
 activities                     $(10,000)  $166,830   $12,293,550


Net increase (decrease)
 in cash and                      -        (160)           100
cash equivalents

Cash and cash equivalents,
  beginning                        100       260            -

Cash and cash equivalents,
  ending                          $100      $100          $100



The accompanying note is an integral part of these financial statements.



<Page 8>

                              BIOSONICS, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
            STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL
          NOVEMBER 13, 1980 (INCEPTION) TO SEPTEMBER  30, 1998
                                (UNAUDITED)


DATE STOCK  NUMBER         PRICE PER       AMOUNT
ISSUED      OF SHARES       SHARE          RECEIVED      NOTES

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


<Page 10>

                          BIOSONICS, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
 STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (CONTINUED)
        NOVEMBER 13, 1980 (INCEPTION) TO SEPTEMBER  30, 1998
                             (UNAUDITED)


DATE STOCK                    PRICE         AMOUNT
ISSUED      NUMBER OF SHARES  PER SHARE     RECEIVED       NOTES

1996                   -           -            75,530       (Q)
1997             550,000      0.0500            27,500       (M)
1997             200,000      0.0500            10,000       (O)
1997           5,000,000      0.0100            50,000       (P)
1997           1,000,000      0.0200            20,000       (P)
1997                   -           -            14,398       (Q)
1997          11,130,600      0.0500           556,529       (R)

1997             500,000      0.0500            25,000       (P)
1997              40,000      0.0500             2,000       (M)
1997              80,000      0.0200             1,600       (L)
1997           1,600,000      0.0500            80,000       (R)
1998           1,650,000      0.0500            82,500       (R)
1998             100,000      0.0500             5,000       (O)
1998           2,730,000      0.0500           136,500       (S)
1998           1,100,000      0.0500            80,000       (R)
1998                   -           -            13,250       (Q)
1998         (1,600,000)           -               -0-       (N)
1998           1,600,000      0.0500            80,000       (M)
1998          13,190,000      0.0250           329,750       (R)
1998              30,000      0.0500             1,500       (M)
1998             200,000      0.0250             5,000       (O)
1998             110,000      0.0200             2,200       (P)
1998              20,000      0.0250               500       (M)
1998           (100,000)      0.0800           (8,000)       (T)
1999           1,000,000      0.0300            30,000       (M)



TOTAL SHARES - COMMON STOCK        327,994,536

TOTAL PAID-IN CAPITAL                               $ 13,672,712
LESS:   Notes Receivable for Stock Purchase              142,500
LESS:  Offering Expenses                                 473,495

NET PAID-IN CAPITAL - COMMON STOCK                 $  13,056,717


    The accompanying note is an integral part of these financial statements.


<Page 11>

                              BIOSONICS, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
 STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL (CONTINUED)
        NOVEMBER 13, 1980 (INCEPTION) TO SEPTEMBER  30 , 1998
                                (UNAUDITED)



NOTES
(A)   $1 additional was paid on stock certificate #3.
(B)   Cash purchases.
(C) Represents stock issued in consideration for services rendered. The value assigned was based on the fair market value of the stock on the date the transaction was authorized.
(D) 1,000,000 common stock warrants were issued to the underwriter, Monarch Funding Corporation, at par value ($.0001). On November 15, 1982, these warrants were exercised at $.06 per share.
(E) Represents stock issued in consideration for services rendered and $7,500 cash. The value assigned was based on the fair market value of the stock on the date the transaction was authorized.
(F) Stock issued as part of unit offering. Each unit consisted of 2 shares common stock, 2 Series "A" warrants and 1 Series "B" warrant. No separate value was assigned to the warrants.
(G)   Issued pursuant to the exercise of warrants described in
      (F).
(H)   Issued pursuant to the employee incentive stock bonus plan.
(I) Issued as part of an offering completed March 26, 1986 for cash and redemption of warrants described in (F).
(J)   Liabilities converted to common stock.
(K) Preferred Stock transferred to Common Stock as per agreement.
(L) Issued stock for monies received during time when common stock was not able to be issued.
(M)   Issued stock as payment for services rendered.
(N)   Shares contributed by IMRCH.
(O)   Issued stock as payment for interest on loans received.
(P)   Issued pursuant to exercising stock purchase option.
(Q)   Stock Options granted.
(R)   Issued pursuant to a private offering.
(S) Issued stock as payment for Inventory that was repurchased for previous Dry Mouth Center locations.
(T)   Shares returned to the company and retired.


      The accompanying note is an integral part of these financial statements.



<Page 12>

                              BIOSONICS, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
                       NOTE TO FINANCIAL STATEMENTS
                           SEPTEMBER  30 , 1998



Note 1 - The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K annual report for the year ended December 31, 1998. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three-month period ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.




<Page 13>

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS.

PLAN OF OPERATIONS

Biosonics has been working with a legal firm located in Washington DC to receive acceptance by the Health Care Financing Administration ("HCFA"), for Medicare reimbursement of the Salitron device (dry mouth). It has been a consistent time consuming effort to receive this approval. Although Biosonics is continuing their efforts with HCFA, the Company has decided that it is no longer prudent to wait for this acceptance to generate sales of our inventoried devices. Therefore, the Company is initiating a sales/marketing program to ascertain statistics on patients who suffer from dry mouth and are not relying on Medicare to reimburse this device. Our Medical Team/Customer Relations Department will continue on this program for the next few months for further evaluation.

Upon the receipt of sufficient funds, the Company will put into process a marketing plan for the Cystotron(trademark) device (incontinence) which includes a six-month market study. The purpose of the study is to provide further data for physicians to assist them in deciding whether to prescribe the Cystotron System for their patients. The company believes there is a sizable market for the Cystotron, and the marketing of this product is not depending on Medicare reimbursement.

Biosonics is also planning to develop a strategy to market its products in the international market. The Company has initiated contact with various companies in the European market. Further development of this plan will require engineering aspects and the qualification of the European CE mark for importing into Europe. These steps have been initiated with the engineering/manufacturing review of the products and the compliance of ISO regulations.

Biosonics does not have any material commitments for capital expenditures, although management is considering making capital expenditures during 1999 in connection with the manufacturing of the Cystotron System, if funds become available. The extent of the development or testing, if any, of Biosonics' other devices will depend on the availability of funds, and there is no assurance that development or testing of the devices will occur or be successful or that sufficient funds will be available.

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

The Company has developed a Y2K Plan that includes all office equipment as well as purchasing, manufacturing and general operations with other companies. The Company's newer computers have been tested and passed all Y2K qualifications. The software used primarily by the company has passed all Y2K qualifications, and letters reflecting the approved status have been placed with
the Y2K Plan.   The additional purchase of an office network
system including a server computer and software, will comply to Y2K qualification and will be installed within the second and third quarters. As based on the Plan, the Company has been receiving Y2K compliance letters from all out-sourcing companies it plans to work with. None of our manufactured products are computer driven, therefore will not be effected by the "Y2K bug".

Net development stage expenses for the three months ended March 31, 1999 ($158,731) were higher then the comparable period of the prior year ($149,126) due to additional costs associated with the relocation of the office and the purchase of additional equipment, security system and required furniture. Other development stage expenses include primarily salaries, rent, supplies, transfer agent fees, manufacturing, marketing, public relations and travel expenses.

The Company's professional fees for the three months ended March
31, 1999 ($41,289) were higher than the comparable period on the prior year ($31,874) due to a consulting fee of $30,000.

The Company's sales for the three months ended March 31, 1999 ($3,575) were higher as compared to the same period of the prior year ($3,070) The increase in sales resulted primarily from maintaining contact with Patients and Physicians for sales of the Salitron System and components of the Salitron System.

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 2.     CHANGES IN SECURITIES.

Biosonics issued 1,000,000 shares of its common stock for contractual consulting services.

TEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:
        *3.1   Articles of Incorporation as amended (incorporated
by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

        *3.5   By-laws of Registrant, as amended.  (incorporated
by reference to Registrant's Annual Report or Form 10-K for the year ended December 31, 1983 ["1983 Form 10-K"]).

        *10.7   Lease dated September 9, 1998 between Biosonics
Inc. and 185 Commerce Drive Associates, L.P.

          27   Financial Data Schedule

       (b) Reports on Form 8-K:
        None

*      Incorporated by reference

                                SIGNATURES

       Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                     BIOSONICS, INC.


Date: June 2     , 1999          By:     /s/Jack Paller
                              Jack Paller, President, Chairman
                              and Executive Officer, Financial
                              Officer and Principal Accounting
                              Officer and Sole Director.