Form 10QSB
period 1999-06-30
BIOSONICS INC
filed 1999-09-29
CIK 352715

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______.

                 Commission File Number:  0-11371
                          BIOSONICS, INC.
(Exact name of small business issuer as specified in its charter)

Pennsylvania                                  23-2161932
(State or other jurisdiction of              (IRS Employer
incorporation or organization)                Identification No.)


                         260 New York Drive
                Fort Washington, Pennsylvania 19034
        (Address of principal executive offices) (Zip Code)

                         (215) 646-7100
          (Issuer's telephone number including area code)

                              N/A
Former name, former address and former fiscal year, if changed since last report)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  X Yes           No

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: as of JUNE 30th 1999, there were outstanding 328,994,536 shares of the Issuer's Common Stock, $.0001 par value.



                         BIOSONICS, INC.

                              INDEX

                                                 Page Number

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements
            Balance Sheets:
            June 30, 1999 and December 31, 1998            3

           Statements of Loss:
           Three and Six Months Ended June 30, 1999
           and 1998 and the period                         4

           Statements of Deficit Accumulated:
           Six Months Ended June 30, 1999 and 1998
           and the Period from November 13, 1980
           (Inception) to June 30, 1999                    5

           Statements of Cash Flows:

         Six Months Ended June 30, 1999 and 1998
           and the Period from November 13, 1980
           (Inception) to June 30, 1999                6 & 7

           Statements of Shareholders' Equity -
           Paid-In-Capital: November 30, 1980
           (Inception) to June 30, 1999                8 - 11

           Note to Financial Statements                12

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                  13

PART II    OTHER INFORMATION


Item 1.    Legal Proceedings                           13

Item 2.    Changes in Securities and Use of Proceeds   14

Item 6.    Exhibits and Reports on Form 8-K            15

Signatures                                             15





                          BIOSONICS, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
                          BALANCE SHEETS

                              ASSETS
                                 Unaudited        DECEMBER 31,
                               JUNE 30, 1999          1998

Current assets
Cash                                $2,190                 $100
Accounts receivable (net of
allowance for doubtful accounts
of $2,000 in 1999 and 1998)          5,098                8,635
Interest receivable                  3,927
Inventory                           53,422               54,255
Notes Receivable                    20,000               15,000
Advances to affiliate (net of
allowance for doubtful accounts
of $30,000 in 1999                  62,062               65,293
Prepaid expenses and other
current assets                       3,771
        Total current assets       150,470              143,283

Equipment, furniture and lease
holds, net of accumulated           29,561               17,452
Deposits                             6,111                8,531
        Total assets              $186,142             $169,266

            LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities

Notes payable, officer
  and affiliate                    $89,000              $91,000
  Notes payable, other             183,000              218,000
  Accrued payroll, officer         927,000              875,500
  Accrued interest, officer
  and affiliate                     79,121               75,501
  Accrued interest, other          231,290              225,343
  Accounts payable and other
  accrued expenses                 936,764              905,965
  Advances from affiliates          62,450               62,450
  Payments received from
  unissued debentures              187,000              187,000
     Total current liabilities   2,695,625            2,640,759

Long term liabilities

Equipment lease                   14,487                    0
    Total long term liabilities   14,487                    0





Shareholders' deficit
   Common stock - authorized 750,000,000
   shares at .0001 par value; Issued and
   outstanding 313,544,536 and
   307,964,536 shares at June 30, 1999
   and December 31, 1998 respectively      32,900        32,700
   Capital in excess of par value      13,240,117    13,169,317
   Notes receivable from sale of stock    (97,500)     (192,500)
   Deficit accumulated during
   development stage                  (15,699,487)  (15,481,010)
      Total shareholders' deficit      (2,509,483)   (2,471,493)
         Total liabilities and
         shareholders' deficit           $186,142      $169,266

The accompanying note is an integral part of these financial statements









                         BIOSONICS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF LOSS
                          (UNAUDITED)


          SIX MONTHS ENDED   THREE MONTHS ENDED         11/13/80
                                                      (INCEPTION)
                 JUNE 30,            JUNE 30,          TO JUNE 30
             1999      1998      1999      1998           1999

Sales          $6,070   $6,975    $2,585     $3,905     $881,365
Cost of sales     995      826       628        479      693,099
Gross profit    5,075    6,149     1,957      3,426      188,266

Development stage expenses
Research and development
costs             535        0       458          0     4,167,013
Professional
fees          108,829  162,524    67,540    130,650     3,184,004
Interest
expense        15,935        0     9,154          0       360,300
Other develop-
ment stage
expenses      248,136  261,568   137,553    142,123    9,185,346
Total develop-
ment stage
expenses      373,435  424,092   214,705    272,773   16,896,663
Less: revenues from cost recovery program
             -              -               -            118,082
 Net develop-
ment stage exp373,435  424,092    214,705   272,773   16,778,581

Other Income
 Investment and
other income    5,883    4,672      2,710     2,717      771,054
Gain on sale of fixed assets
                    -        -         -         -        7,620
Total other
income          5,883    4,672      2,710     2,717      778,674

Net loss    $(362,477)(413,271) $(210,038) (266,630)$(15,802,487)
Loss per
common share    ($.00)   ($.00)     ($.00)  ($.00)        ($.05)


The accompanying note is an integral part of these financial statements.



                        BIOSONICS, INC.
               (A DEVELOPMENT STAGE ENTERPRISE)
     STATEMENTS OF DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
                         (UNAUDITED)



                                SIX MONTHS ENDED    11/13/80
                                                    (INCEPTION)
                                    JUNE 30,         TO JUNE 30
                                1999        1998          1999

BEGINNING BALANCE      $(15,481,010)   $(14,784,832) $

SUBSIDIARY INVESTMENT      144,000           -           144,000
   NET LOSS               (362,477)       (413,271)   15,843,487)

ENDING BALANCE        $(15,699,487)   $(15,198,103) $(15,699,487)



The accompanying note is an integral part of these financial statements.


















                          BIOSONICS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)
                    STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                            SIX MONTHS ENDED        11/13/80
                                    JUNE 30        (INCEPTION)
                                                    TO
                                                     JUNE 30,
                            1999        1998            1999
Cash flows used in operating
activities
   Net loss               $(362,477)  $(413,271)    $(15,843,487)

Adjustments to reconcile net
loss to net cash used in operating activities

Depreciation and
   amortization               3,950       2,491         396,103
Increase in allowance
  for doubtful accounts         -           -            33,000
Increase in reserve for
  inventory obsolescence        -           -            27,000
Loss on lease abandonment       -           -            19,550
Capital lease write down      1,448                       1,448
Gain on sale of fixed assets     -          -            (7,620)
Common stock issued for
  services                   71,000      85,000         660,059
Common stock options issued
  for services                     -      13,250        190,928
Common stock issued for
  product rights                 -           -           12,501
Common stock issued for
 inventory                       -           -          136,500
Change in operating assets and liabilities
    Accounts receivable       (390)       (691)         (12,025)
    Inventory                  834    (135,674)         (80,421)
    Prepaid expenses and other
      current assets        (3,771)     (1,450)          (3,771)
    Accrued payroll, officer 51,500      51,500         926,500
    Accrued interest,
      officer and affiliates  3,620      4,687          153,324
    Accrued interest, other   5,947      13,303         231,290
    Accounts payable and
      accrued expenses       30,799       1,761       1,004,766
    Advances from (to)
      affiliates               3,231     170,830        93,708
      Total adjustments      168,168     202,441     3,782,840
Net cash used in
   operating activities    ($194,309)  ($210,830)  ($12,060,647)

 The accompanying note is an integral part of these financial statements




































                              BIOSONICS, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENTS OF CASH FLOWS (CONTINUED)
                              (UNAUDITED)


                                                     11/13/80
                                SIX MONTHS ENDED    (INCEPTION)
                                                     TO JUNE 30,

                                  1999       1998       1999

Cash flows from investing activities

 Sale of fixed assets            $  -      $  -      $ 10,825
 Capital expenditures            (16,059)   (1,770)  (395,275)
 Issuance of note receivable     (5,000)   (25,000)   (15,000)
(Increase) decrease in deposits   2,420       -        (6,111)
 Decrease in note receivable     95,000       -       125,000
 Decrease in capitalized patents    -         -       (45,690)
   Net cash provided (used)in
     investing activities       $76,361   $(26,770) $(454,392)

Cash flows from financing activities
    Proceeds for unissued debentures
    and securities              $         $          $498,000
    Principal payments of note
    payable                      (62,000)  (32,000)  (443,000)
    Proceeds from issuance
    of note payable               25,000   132,000   1,031,444
    Increase in capitalized
    organization costs               -       -         (7,453)
    Proceeds from issuance of
    preferred stock                  -       -       1,105,000
    Proceeds from issuance of
    common stock                     -     137,500  10,082,559
    Proceeds from issuance of
    common stock in subsidiary    144,000              144,000
     Net cash provided by
     financing activities        $107,000 $267,500  $12,107,100

Net increase (decrease) in cash
and cash equivalents                2,090     (160)         100
Cash and cash equivalents,
  beginning                           100      260         -
Cash and cash equivalents, ending  $2,190     $100        $100

The accompanying note is an integral part of these financial statements.










































                              BIOSONICS, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
             STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL
               NOVEMBER 13, 1980 (INCEPTION) TO JUNE 30, 1999
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









                                BIOSONICS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
       STATEMENT OF SHAREHOLDERS' EQUITY - PAID-IN CAPITAL
(CONTINUED)
               NOVEMBER 13, 1980 (INCEPTION) TO JUNE 30, 1999
                                 (UNAUDITED)


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
                                 (UNAUDITED)


DATE STOCK                       PRICE             AMOUNT
  ISSUED    NUMBER OF SHARES    PER SHARE         RECEIVED
NOTES
1996                    -              -           75,530
(Q)
1997              550,000          0.0500          27,500
(M)
1997              200,000          0.0500          10,000
(O)
1997            5,000,000          0.0100          50,000
(P)
1997            1,000,000          0.0200          20,000
(P)
1997                    -               -          14,398
(Q)
1997           11,130,600          0.0500         556,529
(R)
1997              500,000          0.0500          25,000
(P)
1997               40,000          0.0500           2,000
(M)
1997               80,000          0.0200           1,600
(L)
1997            1,600,000          0.0500          80,000
(R)
1998            1,650,000          0.0500          82,500
(R)
1998              100,000          0.0500           5,000
(O)
1998            2,730,000          0.0500         136,500
(S)
1998            1,100,000          0.0500          80,000
(R)
1998                    -               -          13,250
(Q)
1998           (1,600,000)              -              -0-
(N)
1998            1,600,000          0.0500          80,000
(M)
1998           13,190,000          0.0250         329,750
(R)
1998               30,000          0.0500           1,500
(M)
1998              200,000          0.0250           5,000
(O)
1998              110,000          0.0200           2,200
(P)
1998               20,000          0.0250             500
(M)
1998             (100,000)         0.0800          (8,000)
(T)
1999            1,000,000          0.0300          30,000
(M)
1999            1,000,000          0.0410          41,000
(M)


TOTAL SHARES - COMMON STOCK     328,994,536

TOTAL PAID-IN CAPITAL                           $ 13,713,612
LESS:   Notes Receivable for Stock Purchase          142,500
LESS:  Offering Expenses                             473,495

NET PAID-IN CAPITAL - COMMON STOCK             $  13,097,617


  The accompanying note is an integral part of these financial statements.


                            BIOSONICS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF SHAREHOLDERS' EQUITY- PAID-IN CAPITAL
(RESTATED)(CONTINUED)
               NOVEMBER 13, 1980 (INCEPTION) TO JUNE 30 , 1999
                                 (UNAUDITED)


NOTES
(A)  $1 additional was paid on stock certificate #3.
(B)  Cash purchases.
(C) Represents stock issued in consideration for services rendered. The value assigned was based on the fair market value of the stock on the date the transaction was authorized.
(D) 1,000,000 common stock warrants were issued to the underwriter,
Monarch
     Funding Corporation, at par value ($.0001).  On November 15,
1982,
     these warrants were exercised at $.06 per share.
(E) Represents stock issued in consideration for services rendered and
     $7,500 cash. The value assigned was based on the fair market value of the stock on the date the transaction was authorized.
(F) Stock issued as part of unit offering. Each unit consisted of 2 hares common stock, 2 Series "A" warrants and 1 Series "B" warrant. No separate value was assigned to the warrants.
(G)  Issued pursuant to the exercise of warrants described in
(F).
(H)  Issued pursuant to the employee incentive stock bonus plan.
(I) Issued as part of an offering completed March 26, 1986 for cash and redemption of warrants described in (F).
(J)  Liabilities converted to common stock.
(K) Preferred Stock transferred to Common Stock as per agreement.
(L) Issued stock for monies received during time when common stock was not able to be issued.
(M)  Issued stock as payment for services rendered.
(N)  Shares contributed by IMRCH.
(O)  Issued stock as payment for interest on loans received.
(P)  Issued pursuant to exercising stock purchase option.
(Q)  Stock Options granted.
(R)  Issued pursuant to a private offering.
(S) Issued stock as payment for Inventory that was repurchased for previous Dry Mouth Center locations.


The accompanying note is an integral part of these financial statements.








                              BIOSONICS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTE TO FINANCIAL STATEMENTS
                                JUNE 30 , 1999

Note 1 - The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K annual report for the year ended
December 31, 1998. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine-month period ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

































ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS.

PLAN OF OPERATIONS

Biosonics, Inc. ("the Company" and "Biosonics") has prepared a marketing plan for the Salitron(R) (dry mouth) device. This plan co-ordinated with a marketing firm is expected to be launched during the third quarter of 1999. The Company does have current inventory for the Salitron, and believes that this existing inventory is not obsolete and that the Company can sell and ship such units after testing the equipment. The Company is continuing it's efforts with Medicare through the Health Care Financing Administration ("HCFA").

The Company, through the development of a marketing plan for the
Cystotron(TM) product (Incontinence) is proceeding with
manufacturing
review for the device.   The Company intends to proceed with this
marketing plan if and when the Company has received sufficient funds for manufacturing the product.

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

FORWARD LOOKING STATEMENTS

All statements contained in this report that are not historical facts, including but not limited to the Company's plans for product development and marketing, are based on current expectations. These statements are forward-looking (as defined in the U.S. Private Securities Litigation
Reform Act of 1995 and the Act) in nature and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as "may", "will", "should", "expect",
"anticipate", "believe", "estimate" or "continue", or the negative thereof or other variations thereon or comparable terminology. Actual results may vary materially, as discussed herein. The factors that could cause actual results to vary materially include: The availability of capital to finance the Company's operations on terms satisfactory to the Company; the availability of clearances or approvals of the Company's products by federal, state and foreign governmental authorities; the market acceptance of the Company's products; the availability of reimbursement by third part payors, including Medicare reimbursement; product liability claims; the availability of protection f the Company's patents and future litigation relating to protection of its patent, trade secret and know-how; the Company's dependence on Jack
Paller; general business and economic conditions and competition from products that address the same or similar medical problems as those addressed by the Company's products; and other risks that may be described from time to time in the reports that the Company will be required to file with the Commission. The Company cautions potential investors not to place undue reliance on any such forward-looking statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF
OPERATIONS.

Biosonics' primary sources of funds to date have been proceeds from the sale of its securities and investment income on such proceeds, including loans and advances for securities purchases through private and public offerings.
Biosonics will require additional funds to implement current manufacturing and marketing plans. The Company will also require additional funds in the immediate future to maintain the operations of the Company. Biosonics has initiated a private offering of securities to acquire the immediately required funds.

Net development stage expenses for the six and three months ended
June 30,
1999 ($373,435 and $214,705 respectively) were lower than the comparable periods of the prior year ($424,092 and $272,773 respectively) which is due to a reduction in professional fees and general operations expenses.
 Other
development stage expenses include primarily salaries, rent, supplies, transfer agent fees, manufacturing, marketing, public relations and travel expenses.

The Company's professional fees for the six and three months ended
June 30,
1999 ($108,829 and $67,540 respectively) were lower than the comparable periods on the prior year ($162,524 and $130,650 respectively) due to additional costs in the prior year associated with consulting services relating to the ongoing Medicare process and financing the Company.

The Company's sales for the six and three months ended June 30,
1999
($6,070
and $2,585 respectively) were lower as compared to the same period of the prior year ($6,975 and $3,905 respectively). The decrease in sales resulted primarily from not having available funds to maintain a marketing program for the Salitron System.

PART II        OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

None

ITEM 2.        CHANGES IN SECURITIES.

EubeTek Inc. ("EubeTek"), Biosonics subsidiary, effected a
private
placement
of common stock to a limited number of accredited investors for which it
received subscriptions for an aggregate of $144,000, or 24,000 shares of EubeTek common stock for the period ended June 30, 1999.
These shares represent .4% of the total outstanding shares. These private sales were made pursuant to the exemption afforded under
Section 4(2)and Regulation D under the Securities Act of 1933. EubeTek is currently not publicly traded. Biosonics owns 5,500,000 of EubeTek's common stock or 99.6% of the total outstanding shares.

Biosonics issued restricted stock for payment of consulting
services
to two
individuals, one was issued 1,000,000 shares of it's common stock at
$.041
per share, and a second individual was issued 1,000,000 shares of common stock at $.03 per share.

ITEM 5.        OTHER INFORMATION

On July 6, 1999, the Company announced the passing of Jack
Paller, the
Company's Chief Executive Officer and Director. Mr. Paller appointed Robert
Paller to the Board of Directors prior to his passing.  On July
22,
1999,
Robert Paller appointed Sandra Pileggi the Chief Operating
Officer
and Vice
President of the Company, to the Board of Directors. Mr. Robert Paller has subsequently resigned his position on the Board. Accordingly, Sandra
Pileggi is sole director of the Company.

The Company plans to seek an individual to become President, Chief
Executive Officer. The Company will also be attempting to obtaining additional board members.

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

                                     BIOSONICS, INC.

Date: August 16, 1999                By: /s/Sandra Pileggi

                                                Sandra Pileggi,
Vice
President,
                                     Chairman and Executive
Officer,
                                     Principal Financial Officer
and
Principal
                                     Accounting Officer and Sole
Director.